Form 10KSB
period 1996-07-31
KIDEO PRODUCTIONS INC
filed 1996-11-13
CIK 946073

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended July 31, 1996           Commission file number 0-28158


                             KIDEO PRODUCTIONS, INC.
               ---------------------------------------------------
                 (Name of small business issuer in its charter)

                     DELAWARE                         13-3729350
         -------------------------------          ------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

       611 BROADWAY, SUITE 523
       NEW YORK, NEW YORK                                       10012
       ----------------------------------------               ----------
       (Address of principal executive offices)               (Zip Code)

       Issuer's telephone number 212-505-6605

    Securities registered under Section 12(b) of the Exchange Act:  NONE

    Securities registered under Section 12(g) of the Exchange Act:

                                                         Name of each exchange
       Title of each class                               on which registered
       -------------------                               ---------------------

    COMMON STOCK, par value $0.0001 per share                    None

    REDEEMABLE WARRANTS, exercisable at $4.00                    None
    per share of Common Stock for 4 years
    commencing June 24, 1997

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its fiscal year ended July 31, 1996 were $760,870. As of October 16, 1996, 2,939,014 shares of Common Stock were outstanding (of which 663,078 shares were held, either directly or indirectly, by affiliates of the Company) and 1,610,000 Redeemable Warrants were outstanding. Based upon the average closing bid and asked prices of the Common Stock on Nasdaq on October 16, 1996, the aggregate market value of the common shares held by non-affiliates was approximately $7,823,430. In making this computation, all shares known to be owned by directors and executive officers of the issuer and all shares known to be owned by other persons holding in excess of 5% of the issuer's Common Stock have been deemed held by "affiliates" of the issuer. Nothing herein shall prejudice the right of the issuer or any such person to deny that any such director, executive officer or stockholder is an "affiliate."

Transitional Small Business Disclosure Format (check one):  Yes    ; No  X.
                                                                ---     ---
                          Exhibit Index at pages 29-31


                               Page 1 of 50 pages

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

      Kideo Productions, Inc. (the "Company") develops, manufactures and markets digitally personalized videos ("Kideos") for children. In Kideos, a child's face and spoken name are digitally placed by a PC-based production system into a story template that is stored as digital video. The digital video is then output to analog video, allowing the child to become the star in a personalized VHS videocassette. The Company's primary target market for its Kideo titles is currently children between the ages of two and seven. With its existing Kideos targeting this market, the Company has created and believes it dominates -- a unique product niche in the home video market.

      Prior to the Fall of 1996, the Company had marketed six Kideo titles (the "Original Kideos"). The computerized production process used by the Company to create the Original Kideo titles resulted, in general, in a videocassette product that might be likened to a "video picturebook" - the child's personalized character appearing in an Original Kideo title is capable of only a very limited range of partial-motion animation.

      During the Fall of 1996, the Company will begin marketing the first two titles in its new series of "Gregory and Me"TM Kideos. The Company has created these titles utilizing its new proprietary Kideo production system. As a result of the improved computerized production technologies employed by this system, in a "Gregory and Me"TM title the child's personalized character can exhibit two-dimensional full-motion animation and can be made to interact with both two-dimensional animated versions and three-dimensional puppet versions of the "Gregory and Me"TM cast of proprietary characters -- who in each title are led by Gregory Gopher. It is this new computerized production process -- a sophisticated and proprietary technological system for the low cost, mass production of digitally personalized videos -- which the Company believes will provide it with a meaningful near-term competitive advantage over new entrants into the emerging market for digitally personalized video products.

      Each of the Original Kideos and "Gregory and Me" TM Kideos utilizes a digitally-stored video story template that features content and characters which are proprietary to the Company. Each of these eight existing Kideo titles has a playing time of approximately 20 minutes. Each of the Company's current Kideo titles (including the new Gregory and Me titles) has a suggested retail list price of $29.95, but the Company believes that more than half of all Kideos sold to date by its customers have been offered at an actual retail price of $34.95 or higher.

      The Company first launched its Kideo line nationally in the spring of 1994 and has, until recently, relied primarily on national catalogue retailers (such as Hammacher Schlemmer and Spiegel) to market and sell its products. Since consummating its initial public offering in June 1996 (the "IPO"), the Company has been increasingly targeting its marketing towards direct-to-consumer approaches.

      The Company, a Delaware corporation, was originally incorporated in August 1993 under the laws of the State of New York. The stockholders of the Company's New York predecessor, which was also known as Kideo Productions, Inc. (referred to herein as "Kideo-NY"), exchanged all of their outstanding shares of common stock of Kideo-NY for the capital stock of the Company in January 1995. Effective upon such exchange, Kideo-NY became a wholly-owned subsidiary of the Company until it was merged into the Company in March 1996. Unless the context otherwise requires, the terms "Company" and "Kideo Productions, Inc." as used herein refer to Kideo Productions Inc., a Delaware corporation; its predecessor, Kideo-NY; and its wholly-owned subsidiary, Kideo Productions (Canada), Inc. ("Kideo-Canada").

      The Company's principal executive offices are located at 611 Broadway, Suite 523, New York, New York 10012, and its telephone number is (212) 505-6605. Third-party trademarks referenced herein are the property of their respective holders.

Operating Strategy

      The Company's long-term business strategy is to become a market leader, both domestically and internationally, in the development, manufacturing and marketing of a wide variety of digitally personalized consumer media products. For the near term, however, the Company intends to focus its efforts primarily on the continued expansion of the Kideo concept and product line. The key elements of the Company's strategy are:

      o to develop additional Kideo titles for children, including (i) titles featuring newly-created proprietary content, (ii) additional titles in the "Gregory and Me"TM series of Kideos, each featuring the same cast of proprietary characters led by Gregory Gopher, (iii) titles for children beyond pre-school age, and (iv) titles featuring the licensed use of popular children's characters;

      o to develop other digitally personalized audiovisual products likely to appeal to a demographic base spanning both children and adults, such as personalized screen savers and other personalized software products for personal computers; and

      o to expand the Company's sales and marketing efforts by increasing its distribution channels (e.g., through increased use of targeted direct marketing).

      In addition, the Company will in general continue to seek to expand its product line by exploiting more sophisticated digital personalization technologies, as they become available, in order to offer to consumers progressively more sophisticated and entertaining personalized media products.

Technology Overview

      The Company's production of Kideos was made possible by relatively recent advancements in the capabilities of affordable desktop personal computers ("PCs") to process, manipulate and edit digital video information. A Kideo is created by overlaying a digitized photographic image of a child's face onto the body of an illustrated character embodied in a pre-existing digital story template and then recording, to a VHS videocassette, the resulting series of digital images to the accompaniment of music and narration. The narrative track is also personalized in appropriate places by inserting the spoken name of the child.

      The three older titles of those comprising the Original Kideos -- Mr. Tibbs & the Great Pet Search; My Alphabet; and 1,2,3, Come Count With Me -- were conceived and produced by the Company prior to the Company's development of its current production process, using a less advanced production system (referred to herein as the "TVL system"). These three Kideo titles consist merely of 130 to 150 two-dimensional full-screen illustrated images (or "frames") in which the child appears as the main character together with other illustrated characters who comprise the standard content of the particular title. In the three Kideo titles produced with the TVL system, the illustrated body of the child's personalized character can be moved around within a frame, but only in a limited number of frames, and each frame appears on screen for almost six seconds before fading to the next frame. As a result, the finished Kideo product has a somewhat static appearance that might be likened to a "video picturebook," as distinguished from the full-motion animation a consumer experiences when viewing, for example, a videocassette of Disney's The Lion King.

      The fourth of the Original Kideo titles is My Christmas Wish. First introduced to the market in the latter half of 1995, this title was the first Kideo to be produced by the Company with its new proprietary production system. After successfully producing this title, the Company used the new production system to create the titles The Mystery of the Mising King and Space Ace. Because the Company utilized some of the new and more advanced production technologies available to it with such system, the two-dimensional illustrated body of the child's personalized character in these latest Kideo titles exhibit a significantly greater range of animated motion -- although still not full-motion animation. In these three titles, not only can the illustrated character be moved around the screen, but there is also movement within the illustrated body itself (i.e., arms can be raised, the head turned, etc.).

      During the Fall of 1996, the Company is introducing to the market the first two titles of the Gregory and Me series of Kideos -- See What I Can Do and My Amazing Animal Adventure. In creating these two titles, the Company has utilized some of the more advanced production capabilities afforded by its new Kideo production system. As a result, in the first two Gregory and Me Kideos, the illustrated body of the child's personalized character exhibits two-dimensional full-motion animation (instead of merely partial-motion animation) and is able to interact with both two-dimensional animated versions and three-dimensional puppet versions of the Gregory and Me cast of proprietary characters.

      The Company's ultimate objective for the evolution of its new production system, however, is to create a system capable of producing, at low cost, Kideos -- as well as other digitally personalized consumer media products -- in which the customer's personalized character can: (i) exhibit two dimensional or three dimensional full-motion animation, both in its illustrated body and in the features of its personalized facial image (e.g., moving eyes and eyebrows and lips that move in synchronization with sound); and (ii) appear in combination and interaction with other two dimensional or three dimensional full-motion illustrated characters and/or human actors. The Company believes that such features may be required in order for digitally personalized media products to achieve broad consumer acceptance. There can be no assurance, however, that the Company will ever succeed in developing a production system capable of producing products with such features at a cost acceptable to the Company. For instance, while the Company believes that, at the present time, there are existing technologies (such as those that enabled Pixar Animation Studios to produce the feature film Toy Story) that could be used to produce products with such features, the costs associated with such production would make those products far too expensive for the broad-based consumer market.


Production of Kideo Products

      The TVL Production System

      Until recently, the TVL system (jointly developed by the Company and Television Laboratories Inc. ("TVL") and first implemented by the Company in October 1994) served as the Company's primary system for producing personalized videos. This customized hardware/software system can store, and record to VHS videocassette, personalized Kideos in a video-picturebook format, in which only minimal animation is possible, i.e., the illustrated body of the child's personalized character can be moved from place to place within some of the frames, but there is no movement within the character's illustrated body itself. Each of the Company's first three Kideo titles -- Mr. Tibbs & the Great Pet Search, My Alphabet and 1,2,3, Come Count With Me -- was created by the Company using the TVL system.

      The TVL system couples Macintosh PCs with a customized version of TVL's Director Turbo video processing and editing system, which is a computer hardware/software system that employs custom computer processor boards to handle digital video information. The TVL system uses these custom computer processor boards to create two-dimensional animation screen effects, in real-time, on three different layers: (i) a photograph of the customer is frame-grabbed by the TVL system and stored to its computer hard-disk; (ii) the screen version of the customer's face is then manually silhouetted (or "cut-out") on screen by the TVL system's human operator; and (iii) the computerized cut-out of the customer's face is then automatically sized and placed by the TVL system in each of the 130 to 150 frames of the Kideo title being produced. The time required for the TVL system to then record the VHS version of the personalized Kideo story template is approximately equal to the playing time of the videocassette tape itself (about 20 minutes). Each of the Company's TVL-system production stations is generally comprised of six networked TVL systems.

      The Company currently continues to utilize 32 TVL systems to produce some of the first three titles comprising the Original Kideos. (These titles are also now being produced by the Company's new production system.) The Company owns two of the TVL systems and leases the other 30 (at a monthly lease payment of approximately $550 per system). No license fee or royalty is payable by the Company on Kideos produced using the TVL system. Leases for 5 of the TVL systems will have expired by the end of 1996, and the leases for the other 25 leased TVL systems will expire in November and December 1997. Pursuant to the terms of the Company's agreements with the lessors of its TVL systems (all of which were entered into prior to the Company's development of its new production system), the Company will acquire all of its currently leased TVL systems upon their respective lease expiration dates, for an aggregate purchase price of approximately $33,119 (which represents less than 20% of the Company's funds which are currently being held by such lessors as security deposits).

      The New Kideo Production System

      The Company's new Kideo production system was developed in order to further the Company's ultimate objective of creating digitally personalized products featuring two-dimensional and three-dimensional full-motion animation. The Company developed this new system using, in large part, certain computer software assets and production technologies that it acquired through an asset purchase transaction consummated with a Canadian company in July 1995. The new production system (which is based upon the use of affordable, networked IBM-compatible PCs) produces Kideos by employing PC hardware, proprietary computer software and proprietary production technologies and components in combination with various commercially available multimedia production software applications. The Company claims proprietary rights in its digital production process and in October 1996 a patent application covering various aspects of this process was allowed by the Patent Examiner.

      The Company used its new production system in the development of My Christmas Wish. As a result, this title became the first Kideo title in which the illustrated body of the child's personalized character is able to exhibit actual two-dimensional partial-motion animation. The new Kideo production system is already capable, however, of producing an even wider range of motion than that exhibited by the personalized character in My Christmas Wish. The more advanced technologies utilized in the new system make it possible to produce a personalized video in which (i) the illustrated body of the child's personalized character can exhibit two-dimensional full-motion animation and (ii) the personalized facial image of the child's character can exhibit at least some limited motion, such as eyes that blink and lips that move up and down (although not necessarily in synchronization with the soundtrack). The Company expects that these improvements in the features of its Kideos will enable it to produce new titles that will be more entertaining and engaging for the child for whom a Kideo is purchased. To date, however, the Company has not made use in any Kideo titles of the capability to achieve partial animation of the personalized facial image of the child's character. It is anticipated that this feature improvement will first be implemented at some time during 1997 in connection with a title in the Gregory and Me series.

      The Company believes that -- in addition to improving the quality and features of the Company's products -- its new Kideo production system will afford it a variety of other competitive advantages, including these:

      o Less Costly Production Equipment. A single production station employing the Company's new production system consists of eight networked desktop PCs at a total acquisition cost to the Company of approximately $32,000 (including the installation and integration of all related proprietary and third-party components and software applications). In contrast, there is approximately a $102,000 cost to the Company of acquiring a single TVL-system production station (which consists of only six networked Macintosh PCs but requires the installation of six Director Turbo systems as well, each of which includes an additional computer and custom computer processor boards and other components and software which are not required when using the Company's new system).

      o Reduced Production Time. When using the new production system, the time required to manually silhouette (or "cut") the customer's face and then for the PC to automatically size and place that face's digital image throughout a digital video template is reduced by approximately 50% when compared with the time required for these procedures using the TVL system. (The time required to then complete the final step in the process, i.e., to record the VHS version of the Kideo, remains, as with the TVL system, approximately equal to the playing time of the videocassette tape itself.)

      o Greater Production Yields. A single production station employing the Company's new production system is capable of producing approximately 160 personalized Kideos during an eight-hour shift, as compared to the less than 80 such Kideos that a single TVL-system production station is capable of producing during the same shift.

      o Simplified Operating Procedures. The new production system has proven to be easier to operate than the TVL system from the point of view of the Company's production personnel who are engaged in the process either of "cutting" the child's face or of recording the finished Kideo to VHS videocassette. Because of this greater ease of use, the Company has found that less time (about one week) is required to train newly-hired personnel to perform these functions using the new system.

      Product Fulfillment

      The Company designs, develops and produces its Kideo products as finished goods at its New York City facility, without employing any subcontractors in the production process. Pre-paid Kideo order kits are shipped to the Company's customers from a third-party fulfillment center located in Minneapolis, Minnesota. The components used in the production of Kideos (e.g., PCs, commercially available multimedia production software applications, and VHS videocassettes and related labels and packaging) are readily available to the Company from a large number of competitively priced suppliers. Once ordered, a personalized Kideo is produced and shipped to the customer generally within two to four weeks after the order is received. There is consequently no meaningful backlog.

      The Company believes that it currently has the production capacity, personnel and other resources required in order to produce and deliver its existing Kideo products (including the new Gregory and Me titles) on a timely basis and in accordance with the Company's estimated demand for its products. This belief is derived in large part from the nature of both the TVL system and the Company's new production system, each of which is comprised of modular production stations. In the event of increased demand for its Kideos, the Company's experience has been that one or more production stations can be added and the related production personnel trained in about one week. In addition, because the Company sells a Kideo by first selling the order kit for the desired title, the Company at any point in time can accurately forecast the short-term demand for its products based upon the number of Kideo order kits then in circulation. As a result, the Company believes that it can anticipate a need to add new Kideo production stations reasonably in advance of having actually to meet any increased future demand for its products.

The Existing Kideo Titles

      The six Original Kideo titles (Mr. Tibbs & the Great Pet Search; My Alphabet; 1,2,3, Come Count With Me; My Christmas Wish; The Mystery of the Missing King; and Space Ace) and the first two Gregory and Me titles (See What I Can Do and My Amazing Animal Adventure) all feature characters developed by the Company. Each video story lasts for approximately 20 minutes.

      Each of the eight Kideo titles now being marketed has been designed to take advantage of the power of video personalization to stimulate the imagination of children by literally placing them in exciting and educational situations where they can see themselves learning and having fun. They ride on the back of a hippo while counting four turtles in a boat; they learn about the letter "L" by leapfrogging over Alexander G. Bear; and they dive beneath the sea to meet a tortoise. Mr. Tibbs even asks, "Sarah, would you like a zebra for a pet?" In My Amazing Animal Adventure, the child at one point sees her personalized character riding in a canoe with a three-dimensional puppet version of Gregory Gopher, who calls her attention -- addressing her by name -to various animals they are passing on the river.

      In addition to the child's face appearing throughout his or her personalized Kideo, the child's name is spoken in various appropriate places on the Kideo soundtrack. The Company maintains an extensive digital archive of the audio recordings of the spoken first names of all of its child-customers. The archive is updated on a regular basis as new Kideo orders are received which require the recording and insertion of a name not then in the Company's database. In its Kideo order kits and other marketing materials, the Company makes a commitment to its potential customers to produce a Kideo in which any specified name of a child will be spoken on the Kideo to that child's personalized character. The child's name is also printed on the outside cover of each tape (which is packaged in a white vinyl album cover), as well as on the label of the tape itself. The tape shells come in assorted bright colors.

Potential Future Products

      There can be no assurance that the Company will ever be successful in developing any of the potential new products described below (or their associated production methodologies) or that any of such products, if commercialized, will be successfully marketed by the Company or contribute materially to the Company's future revenues or profits, if any.

      Near-Term Product Development Goals

      From among the many conceivable new product opportunities envisioned by the Company, it currently intends, in the short- to near-term, to continue to direct its product development efforts towards the market segment that it believes it has largely created and accordingly knows best -- the home-consumer market for digitally personalized products that are essentially videos in nature (as opposed to, for example, computer games or other computer software titles). For the near future, the Company also intends to focus its efforts primarily on the continued expansion of the Kideo concept and product line.

      The Gregory and Me Series. The Company believes that, for the foreseeable future, it will continue to derive the substantial majority of its revenue from the sale of Kideos embodying its own proprietary content. The Company accordingly will focus its product development efforts on the creation and exploitation of such content. Each title in the Gregory and Me series of Kideos, for example, has been planned so as to feature the same cast of recurring proprietary characters, led in each case by Gregory Gopher. During the Fall of 1996, the Company is marketing two Gregory and Me titles. The Company currently anticipates developing and producing a third Gregory and Me title for introduction sometime during 1997.

      The two titles that now comprise the Gregory and Me series will be produced utilizing the Company's newly-implemented production system, and the cast of proprietary characters appearing throughout this new series appear at different times as two-dimensional animated characters and three-dimensional live action puppet-based characters. The child's personalized character interacts with these other characters in various entertaining environments. The illustrated body of the child's personalized character exhibits two-dimensional full-motion animation. In addition, in the two Gregory and Me Kideos the child's personalized character appears throughout each title on a nearly continuous basis (whereas in the six Original Kideos the personalized character appears far less frequently).

      Kideo Related Merchandise. By focusing on the use of proprietary content and characters to expand its line of Kideos, the Company believes that it may be able to leverage the investment it makes in the creation of such characters into an additional revenue stream, i.e., by selling other, related merchandise featuring those same characters. Mr. Tibbs, Alexander G. Bear and Counting Cat, for instance, could all be produced as plush stuffed-animal toys or could be featured in children's coloring books and work books. The Company's newly-implemented Kideo production system currently has the capability not only to produce such books, but also to produce them so that every page will show the child's digitally personalized character (using a laser-printed version of the same photograph of the child that was used in creating that child's personalized Kideo). The Company currently envisions that, by the end of 1996, it will begin marketing plush toy versions of Gregory Gopher as well as audio cassettes containing the songs that are sung by Gregory Gopher, Cyrus, Shelly, Ziggy and Zag in See What I Can Do and My Amazing Animal Adventure.

      Kideos Featuring Popular Licensed Characters. Although the Company will be focusing on the development and exploitation of its proprietary content, it will not ignore the opportunity to expand its line of Kideos to include titles featuring licensed characters that are popular in the children's market. In such a Kideo title, the child's personalized character could conceivably appear alongside and interact with animated characters (e.g., Bugs Bunny and Johnny Quest) or live-action characters (e.g., Barney and The Mighty Morphin Power Rangers). To date, however, the Company has not entered into any agreements or negotiations with respect to the licensing of any such characters, and there can be no assurance either that any such licenses will be made available to the Company or that, if made available, they will be offered on terms and conditions that are acceptable to the Company.

      Longer-Term Product Development Goals

      The Company expects that, over the course of the next decade or so, the digital/electronic audiovisual media industries will experience significant growth and that this growth could present businesses employing technologies like those the Company has developed with numerous opportunities to apply digital personalization to virtually any popular media content. While no assurance can be given to this effect, such opportunities could someday in the future result in consumer products that might conceivably include personalized computer screen savers, personalized interactive video games or even personalized interactive television programming. In order to capitalize on such opportunities, it is part of the Company's long-term strategy for the development of future products to create digitally personalized audiovisual products that are likely to appeal to a broad demographic base, spanning both children and adults. The Company also intends to continually seek to expand its product line by exploiting more sophisticated digital personalization technologies, as they become available, in order to offer progressively more sophisticated and entertaining personalized media products.

      In furtherance of its longer-term product development goals, the Company is currently engaged in, among other things, attempting to develop a line of personalized computer screen savers in which a person of the customer's choice (child, spouse, boss, etc.) will appear in digitally rendered and animated scenes. In such a screen saver -- as in existing Kideos -- the photographic facial image of the selected person would be digitally processed and placed onto an animated body. The Company has successfully developed a prototype of such a screen saver and currently expects that, if this screen saver product can be successfully commercialized, it could be (i) loaded from disk onto any IBM- or Macintosh-compatible PC or (ii) played on Macintosh-compatible PCs using the popular Berkeley Systems After Dark series of screen saver programs. The manufacturing of a personalized screen saver would simply require that the customer provide a photograph to the Company. The Company would then create the personalized product and copy it to a 3.5" PC diskette (or other PC storage media), which could then be sent directly to the customer. The Company currently anticipates that, if its personalized screen saver product is ever successfully commercialized (of which there can be no assurance), achieving that result is not likely to occur before late in 1997.

Marketing

      General

      Over the approximately two years that Kideos have been marketed, the Company believes that it has developed important sales and distribution relationships with some of the country's most respected catalogue retailers and retail stores. During the 1996 Fiscal Year, Kideo order kits were available for purchase at various times through such national mail order catalogues as Hammacher Schlemmer, Spiegel, the Boston Museum of Fine Arts, Personal Creations, Fingerhut, Celebration Fantastic, One Step Ahead, Johnson Smith, Just Between Us, Skymall, Critics Choice Video and Troll Learn & Play. Since the Company first began marketing its products, sales through catalogue retailers have in fact been the primary distribution outlet for Kideos. Retail stores currently selling Kideo order kits include the FAO Schwarz flagship store in New York City. Order forms are also provided as inserts in every package of finished portrait photographs picked up by Sears Portrait Studio customers in the United States.

      The Company is seeking to expand its sales and marketing efforts by increasing its distribution channels. One way in which the Company seeks to attract new customers is through attendance at the country's major trade shows for children's entertainment products. for example, the Company presented its Kideo products at the Toy Fair conventions held in 1995 and 1996 and at the 1995 annual convention of the Video Software Dealers Association.

      Catalogue Sales

      During the 1996 Fiscal Year, catalogue sales accounted for approximately 60% of the Company's revenues. Sales through the Hammacher Schlemmer catalogue, in particular, accounted for approximately 26% of the Company's revenues. The Company believes that the initial placement of Kideo information in mail order catalogues resulted largely from the Company's engagement of an independent national catalogue representative who represents over forty catalogues nationwide. This representative (who is still being utilized by the Company) receives 15% of the net sales proceeds generated by its product placements.

      During the 1995 Christmas holiday season, Kideos were the third highest selling item in Hammacher Schlemmer's "Christmas" and "Gift" mail order catalogues and the fourth highest selling item in its "Holiday" catalogue. For the 1996 Christmas holiday season, Hammacher Schlemmer has been granted the exclusive catalog marketing rights to the two Gregory and Me titles. Because of the success generally experienced by Hammacher Schlemmer and other catalogue retailers who were among the first to offer Kideos in their catalogues, the Company currently is finding it increasingly easy to convince other catalogue retailers to feature Kideos in their publications. During 1996 , the number of nationally distributed catalogues in which Kideos are marketed has increased from 14 at the start of the year to approximately 25 currently. The Company will continue to target major catalogues as potential new marketing outlets for Kideos during the remainder of 1996 and 1997.

      Retail Distribution

      For the 1996 Fiscal Year, sales of Kideos through retail outlets accounted for approximately 13% of the Company's revenues.

      Since approximately January 1995, Kideos have been marketed in Sears Portrait Studios located throughout the United States, Canada and Puerto Rico. The Sears Portrait Studios are operated by CPI Corporation ("CPI"). Initially, this marketing program was conducted utilizing in-store displays of Kideo order kits in hundreds of Sears Portrait Studio retail locations. The experience of CPI and the Company with this initial marketing approach was not satisfactory and was consequently changed in April 1995 and, as changed, continued throughout the 1996 Fiscal Year. Under the revised marketing program, CPI would insert, into each customer's package of processed photographs taken at a Sears Portrait Studio, an order form which explains what a Kideo is and can be used to order a Kideo through CPI.

      The Company's written agreement with CPI relating to the Sears Portrait Studio marketing program (the "CPI Agreement") expired in July 1995, but this marketing program has been continued since then, under the same terms, pursuant to an oral agreement between the Company and CPI. While the Company has no reason to believe that this oral agreement will be terminated by CPI in the near future, there can be no assurance that it will be continued for any extended period of time (if at all). Pursuant to such agreement, CPI currently retains approximately 50% of the retail sales price of Kideos sold through Sears Portrait Studios and remits the balance of the sales price to the Company.

      The CPI Agreement contains an exclusivity provision which prohibits the Company from selling Kideo videos through retail portrait studios other than Sears Portrait Studios. The Company accordingly has no current plans to pursue the test marketing of Kideo videos at other retail portrait studios. The Company remains free, however, under its arrangement with CPI, to sell Kideo videos through other photograph finishing outlets. Many major retail chain stores, as well as pharmacy chains, provide photo-finishing services to their customers. The Company is accordingly in the process of approaching a number of such companies to determine if they would be willing to agree to include Kideo order kits in their customers' packages of finished photos.

      Along these lines, the Company has recently developed a marketing relationship with Nashua Photo (also known as York Photo), one of the nation's largest direct-to-consumer photo-finishing companies. Kideo videos as a result are currently being offered to Nashua's customers on the cover of the catalog that is included by Nashua with finished photographs being delivered to customers. Under this arrangement, Nashua is purchasing order kits from the Company on the same terms and conditions as apply to catalog retailers.

      In March 1994, the FAO Schwarz flagship store on Fifth Avenue in New York City became the first retail store to market the Company's products. The store used an in-store display that provided order kits for Kideos. Most retailers typically sell a Kideo order kit for $34.95. To date, however, sales of Kideos through retail toy stores and other retail stores have been negligible, and there accordingly can be no assurance that any of the Company's current or future efforts to expand the marketing of Kideos through mass market retail locations will prove successful or meaningful to the Company's operations.

      Direct Sales

      Direct sales to consumers accounted for approximately 27% of the Company's revenues for the 1996 Fiscal Year (as compared to approximately 31% of revenues for the prior fiscal year). The Company believes that, over the long term, if sufficient funds remain available for this purpose, direct sales efforts could ultimately become the Company's largest distribution channel. The Company bases its belief in part upon recent reported experiences in the "special interest" segment of the domestic home video industry, where direct response marketing has been generating approximately 39% of all sales of special interest home video titles.

      Prior to the June 1996 consummation of the IPO, the high costs of developing a broad-based direct marketing capability prevented the Company from engaging in meaningful direct marketing activities. Since the closing of the IPO, the Company has utilized a portion of the IPO proceeds to support targeted tests of a variety of different methods of direct-to-consumer marketing. Other such tests (including television advertising and radio campaigns) will be conducted during the 1996 Christmas holiday season. While the Company cannot predict which types of direct marketing activities may ultimately prove successful in producing increased sales of Kideos, it anticipates that the development and implementation of various types of direct marketing capabilities will consume the substantial majority of the Company's marketing expenditures in the short to near term.

Customer Satisfaction and Service

      A Kideo customer's satisfaction is guaranteed by the Company in that, if unhappy with the product, the customer may return it until the Company has produced and delivered a satisfactory Kideo. Even with this policy, refunds have historically been negligible.

      The Company provides its customers with the opportunity to track the status of their Kideo orders by utilizing the Company's automated, toll-free telephone response system (the "Customer Response System"). A customer who orders a Kideo receives his order number for it from the Kideo order kit that he purchased. When the Company receives that order kit, it creates a digital, computerized version of the order (including the corresponding order number) together with a physical bar-coded version (which also embodies the order number information). At each stage of the Company's process of manufacturing that particular Kideo, the bar-coded physical order is manually "swiped" through an optical scanner, resulting in the computerized version of the order being updated as to where that customer's Kideo is in the production process (e.g., the child's voice has been recorded and/or inserted into the title; the child's face has been digitized; etc.). Because the Company's production system is fully computerized and networked, when that customer calls the toll-free number and inputs his order number, the Company's customer service operator can respond instantly with the status of the order in question after checking the appropriate computer database.

Competition and Industry Background

      The Company believes that the market for digitally personalized video media -- although only in its development stages -- will likely evolve into a highly competitive market. The technologies which have enabled the production of digitally personalized video products utilizing relatively low cost PC hardware and software (as opposed to more expensive computer workstations and larger computer systems) have only been available since approximately 1993. As a result, there is relatively limited information available concerning the potential market and demand for personalized video media products or concerning the performance and prospects of companies seeking to do business in this new and largely untested market.

      To the Company's knowledge, at present there is only one other company marketing personalized video media of any kind: U.R. The Star ("URTS"). URTS, a Florida-based company, has been in the personalized video business since 1993. The Company believes that URTS currently offers six stories, each having a suggested retail list price of $19.95. Although the URTS product features a combination of two-dimensional and three-dimensional partial motion animation, the Company does not believe that these products compete effectively with Kideo on the basis of quality. While each URTS tape is approximately 12 to 15 minutes long, for example, the child's face will appear on-screen only for a total of approximately 60 seconds. Several minutes can pass without the child's face appearing at all. Furthermore, the child's face is not scaled to different sizes as is the case with Kideo videos. Finally, the Company does not believe that URTS engages in substantial marketing of its stories through major national catalog retailers, direct mail-order solicitations or television advertising.

      There are numerous other companies involved in video media production who could possibly enter the personalized market segment in which the Company is doing business. Many of such companies have substantially greater financial, technical, research, development, production, marketing and other resources than those of the Company. Although the Company believes -- based upon the technical expertise it has developed in its market and the quality, price and features of its products -- that it will be able to compete favorably with its existing and future competitors, there can be no assurances in this regard. In light of the fact that the personalized video media business is in the earliest stages of its development, there also can be no assurance that existing or future competitors of the Company will not develop technologies and products that are significantly superior to those of the Company, or that their products will not gain substantially greater market acceptance, or that developments of such nature will not ultimately render the Company's technologies obsolete or its products unmarketable. Despite risks of this nature, the Company believes that its new, proprietary Kideo production system -- a uniquely sophisticated technological system for the low cost, mass production of digitally personalized videos -- will provide it with a meaningful short- to near-term competitive advantage over new entrants into the emerging market for digitally personalized video products. The Company does not believe that even well-financed potential competitors will be able, in a relatively short period of time, to successfully research, develop, test and implement production systems capable of low-cost mass production of digitally personalized videos.

Intellectual Property Rights

      The Company believes that its prospects for success depend more upon the dedication, knowledge, ability, experience and technological expertise of its employees than upon any legal protection that may be afforded to the Company's proprietary rights.

      The Company claims proprietary rights in various technologies (including hardware and software), videos, cartoon characters, music, text, graphic images, techniques, methods and trademarks which relate to the Company's products and operations. Like many computer-related technology companies, the Company seeks to protect such proprietary rights by relying upon a combination of patent, trade secret, copyright, trademark and unfair competition laws and various contractual restrictions, including confidentiality and non-disclosure agreements.

      Although the Company intends to protect its rights vigorously, there can be no assurance as to the degree of legal protection that may be afforded to the proprietary rights claimed by the Company. It is possible, for example, that trade secrets may not be established, that secrecy obligations will not be honored or enforceable, or that other parties will independently develop technologies or processes that are similar or superior to those of the Company. It is also possible that a consultant or other third party engaged by the Company might independently develop certain technological information which such party then applies to one of the Company's own technological processes. In such an event, a dispute could arise as to the ownership of the proprietary rights to the information developed by such party. It is possible that such a dispute might not be resolved in the Company's favor, despite steps the Company may have taken in a contract with the party at issue seeking to claim ownership in information developed by that party while engaged by the Company.

      In addition, although the Company presently has an allowed patent application in the United States Patent and Trademark Office relating to aspects of its digital personalization production process, the Company's intellectual property rights are not currently the subject of any issued patents in any jurisdiction. Moreover, patent applications like the ones filed by the Company involve complex legal and factual questions, and the scope and breadth of patent claims that may be allowed (if any)are inherently uncertain. As a result, even if a patent is issued to the Company, there can be no assurance as to the degree or adequacy of protection that such patent may afford.

      The Company has applied for a registered trademark for the word "KIDEO." Since one or more other parties may have rights to this trademark, however, there can be no assurance that the Company will ultimately obtain a registered trademark for the word "KIDEO" for use with respect to its products and services.

Employees

      As of October 16, 1996, the Company employed 24 full-time and 2 part-time employees, including four in administration and finance, five in marketing and sales, two in new product creation, eight in production, one in shipping, and six who are secretarial/clerical, database or customer service employees. During the Christmas holiday season (roughly the months of October through December), the Company generally employs approximately 30 additional part-time employees to perform production and database tasks. The Company's employees are not represented by any labor organizations. Management believes that its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Company leases facilities in New York City pursuant to a lease expiring in September 1998 and operates a small office in Vancouver, British Columbia, on a month-to-month basis. All of the Company's employees work out of its New York City facilities, except for one employee (Bradley Dahl) who works from the Vancouver office. The Company believes that its facilities are adequate for its present staff and production operations and could serve an increased demand for its products.

ITEM 3. LEGAL PROCEEDINGS.

      The Company has adopted and used the word "KIDEO" as its principal trademark for its products and services and has applied for registration of this trademark in the United States Patent and Trademark Office. Another party had previously registered two allegedly similar trademarks but had ceased using them and had filed for bankruptcy under Chapter 11. On July 6, 1994, the Company commenced proceedings, before the Trademark Trial and Appeals Board of the United States Patent and Trademark Office, against such party's successor (the "Successor"), seeking to obtain the cancellation of these trademarks on the basis of abandonment. The Company has prevailed in one proceeding, but the other proceeding is still pending. This latter proceeding is currently suspended, pursuant to a stipulation agreed upon by the Company and the Successor, while they discuss a possible settlement. There can be no assurance that a settlement satisfactory to the Company will be reached. If a satisfactory settlement is not obtained, the Company intends to recommence the pending proceeding. In that event, the Company expects (based upon statements made to it by the Successor) that the Successor will allege that, even if the previously registered trademarks were abandoned by the original owner, the Successor nonetheless made the first use thereafter of the trademark "KIDEO" in the United States. Although the Company believes that it should prevail in this proceeding and that the Successor's claim of "first use" is also without merit, a proceeding of this nature is a lengthy and potentially expensive process, and there can be no assurance that the Company will ultimately obtain a registered trademark for the word "KIDEO" and obtain the right to use this mark in connection with its products and services.

      Another third party also has been using the trademark "KIDEO" locally in the State of Illinois and has obtained an Illinois state registration of this mark. This may prevent the Company from using the "KIDEO" mark in the state of Illinois.

      In the event that the Company does not prevail in obtaining the unquestioned right to use the mark "KIDEO," it does not believe that its business or prospects will be materially adversely affected. While the Company thinks that the name "Kideo" is particularly well-suited to the type of product that it sells, the Company does not believe that its market penetration to date has been extensive enough that the inability to market products under the Kideo name will adversely affect its ability to find new customer accounts or damage its relationships with existing accounts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      This Item is not applicable to the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

      (1) The Company's common equity is currently traded on the Nasdaq SmallCap Market. In June 1996, the Company consummated an initial public offering of 1,400,000 shares of its common stock, par value $.0001 per share (the "Common Stock"), and 1,610,000 of its Redeemable Warrants to purchase shares of Common Stock (the

"Warrants"). As of October 16, 1996, there were 2,939,014 shares of Common Stock and 1,610,000 Warrants outstanding.

      (2) The following table sets forth the range of the high and low bid information (as provided by Nasdaq) of the Common Stock and Warrants for the period from June 24, 1996 (the effective date of the IPO) through July 31, 1996, the end of the 1996 fiscal year. Such information may reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

                                    Common Stock                  Warrants
                                --------------------        --------------------
      Period                    Low Bid     High Bid        Low Bid     High Bid
      ------                    -------     --------        -------     --------

      6/24/96 to 7/31/96         2-1/8        5-3/8           3/8         1-1/2

(b) Approximate Number of Security Holders.

      As of October 16, 1996, there were approximately 214 holders of record of the Common Stock and 6 holders of record of the Warrants.

(c) Dividends.

      The Company has never paid any cash dividends on the Common Stock, and its Board of Directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. The Board currently intends to retain all available earnings (if any) generated by the Company's operations for the development and growth of its business. The declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board and will depend upon a variety of factors, including the earnings, capital requirements, debt and interest payments, and the financial position of the Company and general economic conditions at the time in question. Although there currently are no restrictions on the ability of the Company to pay cash or other dividends on the Common Stock, the payment of dividends on the Common Stock in the future could be limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of other debt securities of the Company) or by the terms of any series of Preferred Stock that may be issued. There are currently no such financing agreements in place and no outstanding series of any Preferred Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof.

      The Company was organized in August 1993 (and began operations in November
1993) to develop, manufacture and market personalized videos for children. The process of mass-producing personalized videos was developed internally and supplemented with additional technology purchased in 1995 (see "1995 Technology Acquisition" described below). The Company is currently developing several new titles featuring full motion animation with characters and story lines that will be proprietary to the Company and available for merchandising and licensing applications. A significant portion of the proceeds from the Company's June 1996 IPO (see "Initial Public Offering" described below) are intended to fund the development and marketing of these titles and others planned for release during the fall of 1996 and 1997.

      The Company has incurred substantial operating losses since its inception, resulting in an accumulated deficit of approximately $5,151,900 as of July 31,1996. For its fiscal year ended July 31, 1995, the Company had revenues of approximately $521,200 and a net loss of approximately $1,578,600, and, for the fiscal year ended July 31,1996, the Company had revenues of approximately $760,900 and a net loss of approximately $3,059,000. The Company expects that it will continue to operate at a loss until such time, if ever, when its operations generate sufficient revenues to cover its costs. The report of independent public accountants on the Company's consolidated financial statements contains an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern while expressing doubt as to the Company's ability to do so. The consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainty.

      In June 1996 the Company consummated an IPO (see "Initial Public Offering" below) raising net proceeds of $5,560,000 through the issuance of 1,400,000 shares of Common Stock and 1,610,000 Warrants. In connection with the IPO all outstanding shares of Series A Preferred Stock of the Company were automatically converted into an aggregate of 293,533 shares of Common Stock, and the $1,000,000 principal amount of the Company's 10% Convertible Subordinated Debentures due 1998 (the "Debentures") was converted into 279,889 shares of Common Stock.

Revenue Recognition

      The Company recognizes revenue at the time of shipment of a completed personalized video to the ultimate consumer. Sales of personalized videos through mail order houses or retail stores are generated from prepaid order kits that the ultimate consumer purchases from these outlets. The Company records a receivable from the mail order house or retail store upon shipment of the pre-paid order kits, but defers recognition of its revenue until the personalized video has been created and shipped to the ultimate consumer. Collection of the receivable for the pre-paid Kideo order kits are billed at full wholesale prices to these outlets, and the Company receives no additional revenue from these outlets upon the sale to the ultimate consumer.

      In addition, the Company sells directly to the public at the full retail price plus shipping and handling. The Company deposits the receipts when the order is received and recognizes income when the personalized video has been shipped to the ultimate consumer.

Results of Operations

      The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

      Sales

      For the fiscal year ended July 31, 1995 approximately 21,300 personalized videos were produced and sold. During the 1996 Fiscal Year, approximately 32,100 personalized videos were produced and sold, representing an increase of 51%.

      Sales increased by 46%, or $239,700, from $521,200 for the year ended July 31, 1995 to $760,900in the year ended July 31, 1996. Catalogue-sourced sales accounted for $139,200 of the increase. orders from consumers grew 27%, accounting for an increase of $44,000 to $204,100 for the fiscal year ended July 31, 1996. Retail-sourced sales increased 128%, to $100,500 for the year ended July 31, 1996 from $44,000 in the year ended July 31, 1995. The increase in sales for the fiscal year ended July 31, 1996 is attributable to the Company's representation in several nationally and regionally recognized catalogs, including, most notably, Hammacher Schlemmer, which accounted for 26% of the Company's total sales for the year ended July 31, 1996, as compared to 42% for the year ended July 31, 1995. Several direct marketing initiatives in print and direct mail, as well as a higher level of consumer awareness of the Company's products, drove the growth in direct sales. The Company expects that a significant portion of future revenue will be derived from direct customer orders solicited through print and television advertising, although there are no assurances that this expectation will be realized. The Company's sales are highly seasonal, with 49% of orders placed during the October-December period in the fiscal year ended July 31, 1995 and 58% in the fiscal year ended July 31, 1996.

      Cost of Sales

      Cost of sales decreased 3%, or $20,800, from $657,500 in the fiscal year ended July 31, 1995 to $636,700 in the fiscal year ended July 31, 1996. Increases in material cost (resulting principally from increased order volume) were more then offset by reduced consulting fees, savings in amortization of storylines and lower direct payroll costs.

      Selling Expenses

      Selling expenses increased 10%, or $69,500, from $667,700 in the fiscal year ended July 31, 1995 to $737,200 for the fiscal year ended July 31, 1996. Volume-related increases in catalogue commissions and packaging materials were offset by lower advertising expenses in the fiscal year ended July 31, 1996. The Company expects to invest considerable resources from the IPO proceeds in advertising during the fiscal year ending July 31,1997.

      General and Administrative Expenses

      General and administrative expenses increased $480,700, from $656,100 in the fiscal year ended July 31, 1995 to $1,136,800 in the fiscal year ended July 31,1996. The primary causes of this increase were in development expenses related to enhancing the technology used to personalize videos, costs incurred in connection with the Company's customer and production databases and additional staffing to accommodate increased business. The development and database expenses are expected to be ongoing as the Company expands its title offerings and production volume.

      Interest and Nonrecurring Items

      Nonrecurring items for the fiscal year ended July 31, 1996 were $1,221,000. The nonrecurring items are for interest and Debenture amortization of $307,000 upon the conversion of the Debentures, interest and amortization of original issue discount of $826,000 related to certain of the Company's pre-IPO private financings, and the redemption of certain Class A Warrants exercisable to purchase an aggregate of 34,989 shares of common stock at $2.86 per share and certain Class B Warrants exercisabale to purchase an aggregate of 17,496 shares of common stock at $5.72 per share, for an aggregate redemption price of $88,000. These items were paid at or prior to the consummation of the IPO.

      A decrease in interest expense of $30,000, from $118,000 for the fiscal year ended July 31, 1995 to $88,000 in the fiscal year July 31, 1996, was due to reclassification of Debenture interest to nonrecurring expenses for the fiscal year ended July 31, 1996.

Liquidity and Capital Resources

      In June 1996 the Company consummated the IPO (see "Initial Public Offering" below) raising net proceeds of $5,560,000 through the issuance of 1,400,000 shares of Common Stock and 1,610,000 Warrants. In connection with the IPO, all outstanding shares of Series A Preferred Stock of the Company were automatically converted to an aggregate of 293,533 shares of Common Stock and the $1,000,000 principal amount of Debentures was converted into 279,889 shares of Common Stock.

      The Company's working capital increased $3,071,000, to $2,389,000 at July 31, 1996, from a deficiency of $682,000 at July 31, 1995. The increase in working capital was primarily due to the IPO net proceeds of $5,560,000, offset by the net loss at July 31, 1996 of $3,059,000.

      The Company used $2,306,000 for operating activities. This resulted from the net loss of $3,059,000, offset by $1,315,000 in non-cash charges for depreciation and amortization, and the use of $562,000 to build working capital exclusive of cash and cash equivalents.

      In the 1996 Fiscal Year the Company's financing activities included $64,000 from the issuance of Series A Preferred Stock and Debentures, which was offset by the repayment of (i) $61,000 of indebtedness to related parties and
(ii) $1,375,000 in interim bridge financing indebtedness, which had been issued anticipation of the IPO and was repaid upon the IPO closing. The Company paid $112,000 against its long term capital leases and paid a $60,000 cash dividend on the Series A Preferred Stock.

      The Company invested $108,000 in property and equipment during the fiscal year ended July 31, 1996.

      The Company's capital requirements in connection with its development of new product, infrastructure and marketing activities have been and will continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its new product development efforts), that the proceeds remaining from the IPO, together with anticipated revenues from operations and its current cash and cash equivalent balances, will be sufficient to fund the Company's operations and capital requirements for the remainder of the fiscal year ending July 31, 1997. In the event the Company's plans change or its assumptions change or prove to be inaccurate, however, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of any additional financing, and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

      Because the Company has operated at a loss since its inception and has not generated sufficient revenue from its operations to fund its activities, it has, to date, been substantially dependent on loans from its stockholders and placements both private and public, of its securities to fund its operations. These financings are described below:

      September 1994 Financing

      In September 1994, the Company borrowed an aggregate principal amount of $250,000 from nine accredited investors participating in a private placement of the Company's 10% promissory notes (the "September 1994 Financing"). The net proceeds of the September 1994 Financing were used for working capital purposes. The September 1994 Financing was subsequently restructured as a result of the Company's inability to repay the indebtedness in November 1994, when it was originally due. As a result of that restructuring, in May 1995, in connection with the initial closing of the May 1995 Units Financing (described below): (i) $75,000 in principal amount of the September 1994 Financing was repaid; (ii) $175,000 in principal amount of the September 1994 Financing was converted into
1.75 of the units sold in the May 1995 Units Financing; and (iii) the lenders in the September 1994 Financing were issued, in proportion to their respective initial September 1994 loans, Class A Warrants to purchase an aggregate of 34,989 shares of Common Stock and Class B Warrants to purchase an aggregate of 17,496 shares of Common Stock. All of these Class A Warrants and Class B Warrants were redeemed for an aggregate redemption price of $88,000 in June 1996.

      Johnston Financings

      In October 1994, Charles C. Johnston (then and now a director of the Company) and J&C Resources, a corporation of which Mr. Johnston is the sole stockholder, (together, "Johnston") invested an aggregate of$300,000 in the Company, in consideration of which Johnston was issued 3,226.085 shares of Preferred Stock of the Company. In March 1995, Johnston (1) returned his 3,226.085 shares of Preferred Stock to the Company for cancellation in exchange for a promissory note of the Company in the principal amount of $300,000, and
(ii) loaned
the Company an additional $100,000 (collectively, the "Johnston Financings"). The net proceeds of the Johnston Financings were used by the Company for working capital purposes. The $400,000 principal amount of notes issued pursuant to the Johnston Financings (the "Johnston Notes") accrued interest at a rate of 12% per annum and were secured by a pledge of substantially all of the Company's assets (which security has since been terminated). In addition, pursuant to the terms of the Johnston Notes, in May 1995 Johnston received Class A Warrants to purchase an aggregate of 55,983 shares of Common Stock and Class B Warrants to purchase an aggregate of 27,992 shares of Common Stock (collectively, the "Johnston Warrants"). The Johnston Notes were to have matured in September 1995; however, prior to such time and in accordance with their terms, in June 1995 the $400,000 aggregate principal amount of the Johnston Notes was converted into four of the units sold in the May 1995 Units Financing. The interest owed on the Johnston Notes at the time of such conversion was not paid. The $17,000 interest owed on the Johnston Notes at the time of such conversion was paid to Mr. Johnston out of the net proceeds of the 1996 Bridge Financing (described below).

      December 1994 Financing

      In December 1994, the Company borrowed an aggregate principal amount of $400,000 from eight accredited investors participating in a private placement of the Company's promissory notes, which notes were to be repaid in an amount equal to 105% of the principal amount borrowed on the earlier of (i) the consummation of a subsequent private placement generating net proceeds to the Company in excess of $950,000 and (ii) May 15, 1995 (the "December 1994 Financing"). The net proceeds of the December 1994 Financing were used for working capital purposes. As a result of an agreement made in March 1995 among the Company and the lenders of the December 1994 Financing, in May 1995 (in connection with the initial closing of the May 1995 Unit Financing) the $400,000 principal amount of the December 1994 Financing was converted into four of the units sold in the May 1995 Units Financing, and the December 1994 lenders were paid interest equal to 5% of their original investment in the December 1994 Financing.

      May 1995 Units Financing

      During the period from May through October 1995, the Company consummated a series of sales of units of its Debentures and Series A Preferred Stock, having an aggregate purchase price of $2,000,000, to 79 accredited investors participating in the "May 1995 Units Financing". For each $100,000 unit purchased in the May 1995 Units Financing, a purchaser received 50 shares of Series A Preferred Stock and a Debenture in the principal amount of $50,000. Of the 20 units sold in the May 1995 Units Financing: (i) 1.75 units represented the conversion in May 1995 of $175,000 of the then-outstanding principal amount due in connection with the September 1994 Financing; (ii) 4 units represented the conversion in June 1995 of the $400,000 aggregate principal amount then outstanding in connection with the Johnston Financings and (iii) 4 units represented the conversion in May 1995 of the $400,000 aggregate principal amount then outstanding in connection with the December 1994 Financing, each described above. The net proceeds from the sale of the remaining 10.25 units in the May 1995 Units Financing were used (a) to repay the remaining $75,000 principal amount of the September 1994 Financing, (b) to pay the 5% interest owing in respect of the December 1994 Financing, and (c) for working capital purposes. Upon the June, 1996 consummation of the IPO, all outstanding shares of Series A Preferred Stock of the Company were automatically converted into an aggregate of 293,533 shares of Common Stock and the $1,000,000 principal amount outstanding under the Debentures was converted into 279,889 shares of Common Stock.

      1995 Pre-Bridge Financing

      During September and October 1995, the Company effectuated a private placement of $300,000 of its securities to six existing stockholders, including an affiliate of Charles C. Johnston, a director of the Company (the "1995 Pre-Bridge Financing"). In connection with such financing, the Company issued to the investors an aggregate of $300,000 in principal amount of 9% promissory notes (the "1995 Pre-Bridge Notes") and 90,000 shares of Common Stock (the "1995 Pre-Bridge Shares"). The 1995 Pre-Bridge Notes bore interest at the rate of 9% per annum and were to be repaid on the earlier of (i) one year from the date of issuance and (ii) the consummation of an initial public offering of the Company's securities. The net proceeds of the 1995 Pre-Bridge Financing were used for working capital purposes. The Company used approximately $320,000 of the IPO proceeds to repay all of the 1995 Pre-Bridge Notes.

In addition, the 90,000 1995 Pre-Bridge Shares were registered by the Company, concurrently with the IPO, for resale by their holders.

      1996 Pre-Bridge Financing

      In January 1996, the Company obtained an aggregate of $125,000 in financing (the "1996 Pre-Bridge Financing") from two of its executive officers (Robert J. Riscica, the Company's Chief Financial Officer, and Marvin H. Goldstein, the Company's Vice President-Controller). In connection with this 1996 Pre-Bridge Financing, Messrs. Riscica and Goldstein purchased two and one-half units of the Company's securities, which units were identical to the Bridge Units subsequently issued in connection with the 1996 Bridge Financing, as such terms are defined immediately below (except that, unlike the shares of Common Stock included in the Bridge Units, the shares included in these units (the "1996 Pre-Bridge Shares") were not registered concurrently with the IPO). As a result of the 1996 Pre-Bridge Financing, the Company issued to Messrs. Riscica and Goldstein unsecured 9% promissory notes of the Company in the aggregate principal amount of $125,000 (the "1996 Pre-Bridge Notes") and an aggregate of 25,000 1996 Pre-Bridge Shares. The Company used approximately $129,000 of the IPO proceeds to repay all of the 1996 Pre-Bridge Notes.

      1996 Bridge Financing

      In February 1996, the Company completed the sale of 15 units (the "Bridge Units") to 11 private investors (the "1996 Bridge Financing"), each Bridge Unit consisting of (i) an unsecured 9% promissory note of the Company in the principal amount of $50,000, due and payable on the earlier of the consummation of the IPO and February 23, 1997 (subject to extension, under certain circumstances, to February 23, 1998) (each, a "Bridge Note") and (ii) 10,000 shares of Common Stock (the "Bridge Shares"), at a price of $50,000 per Bridge Unit. The Company received gross proceeds of $750,000 from the sale of the Bridge Units. After the payment of $75,000 in placement fees to Whale Securities Co., L.P. (the "Underwriter " of the IPO), who acted as placement agent for the Company with respect to the sale of the Bridge Units, and other offering expenses of approximately $85,000, the Company received net proceeds of approximately $590,000 in connection with the 1996 Bridge Financing. The Company's sale of the 15 Bridge Units resulted in the Company's issuance of a total of $750,000 in principal amount of Bridge Notes and 150,000 Bridge Shares. The Company used approximately $767,000 of the IPO proceeds to repay all of the Bridge Notes. The 150,000 Bridge Shares were registered by the Company, concurrently with the IPO, for resale by their holders.

      June 1996 Financing

      In June 1996, the Company completed the sale of two units (the "June Bridge Units") to two private investors (the "June 1996 Financing"), each June 1996 Unit consisting of (i) an unsecured 9% promissory note of the Company in the principal amount of $100,000, due and payable on the earlier of the consummation of the IPO and February 23, 1997 (subject to extension, under certain circumstances, to February 23, 1998) (each, a "June 1996 Note") and (ii) 25,000 shares of Common Stock (the "June 1996 Shares"), at a price of $100,000 per June 1996 Unit. The Company received gross proceeds of $200,000 from the sale of the June 1996 Units. After the payment of $20,000 in placement fees to the Underwriter, who acted as placement agent for the Company with respect to the sale of the June 1996 Units, the Company received net proceeds of $180,000 in connection with the June 1996 Financing. The Company's sale of the two June 1996 Units resulted in the Company's issuance of a total of $200,000 in principal amount of June 1996 Notes and 50,000 June 1996 Shares. Upon the consummation of the IPO the Company used $201,200 of the proceeds to repay all of the June 1996 Notes, including interest. The 50,000 June 1996 Shares were registered by the Company, concurrently with the IPO, for resale by their holders.

      Initial Public Offering

      In January 1996, the Company's Board of Directors authorized an increase in the number of shares of preferred stock from 100,000 to 5,000,000. In addition, the Company's Board of Directors authorized an increase in the number of shares of Common Stock from 400,000 shares, par value $.01 per share, to 15,000,000 shares, par value $.0001 per share, and declared a stock split for which shareholders received 8.6545 shares of Common Stock for each share of Common Stock previously owned.

      In June 1996, the Company consummated an underwritten initial public offering of 1,400,000 shares of Common Stock at an offering price of $5.00 per share and 1,610,000 Warrants at an offering price of $.10 per

Warrant. The net proceeds to the Company were $5,560,000 after deducting issuance costs of $1,601,000, which were charged to equity. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $4.00 per share. The Warrants will be exercisable for a 48-month period commencing June 24, 1997.

      Upon the closing of the IPO, the Company repaid $1,375,000 principal amount of bridge note financings and converted the outstanding Debentures into 279,889 shares of Common Stock. In addition, all outstanding shares of Series A Preferred Stock were converted into 293,533 shares of Common Stock.

Recent Accounting Pronouncements

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not believe the adoption of SFAS No. 121 will have a material effect on its financial condition or results of operations.

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-based Compensation," which is effective for financial statements with fiscal years beginning after December 15, 1995. The Company has not yet determined what effect, if any, adoption of SFAS No. 123 will have on its financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

      The financial statements listed under Item 13(a)(1) below are included in this Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On August 29, 1996, the Registrant engaged Arthur Andersen LLP as the independent accountant to audit the Registrant's financial statements. On that same date, the Registrant dismissed Goldstein Golub Kessler & Company, P.C. ("GGK"), the independent accountant previously engaged by the Registrant to audit its financial statements. The decision to change accountants was approved by the Registrant's Board of Directors.

      The report of GGK on the Registrant's consolidated financial statements for its fiscal years ended July 31, 1994 and July 31, 1995 contained an explanatory paragraph stating that the Registrant's consolidated financial statements had been prepared assuming that the Registrant would continue as a going concern while expressing doubt as to the Registrant's ability to do so without the infusion of additional capital. Except as stated in the previous sentence, such report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      In addition, such report did not give effect to the consummation in June 1996 of the Registrant's initial public offering of shares of Common Stock and Redeemable Warrants to purchase shares of Common Stock.

      From August 1, 1994 through the date of GGK's dismissal, there have been no disagreements with GGK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to GGK's satisfaction, would have caused GGK to make reference to the subject matter thereof in connection with its report.

      From August 1, 1994 through the date of GGK's dismissal, there have been no "reportable events" as that term is used in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
        AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT.

(a) Directors and Executive Officers.

      The following are the names and ages of all directors and executive officers of the Company, as well as the positions and offices that each such person holds with the Company:

      Name                       Age     Position
      ----                       ---     --------

      Richard L. Bulman          32      Chairman of the Board and President

      Robert J. Riscica          44      Vice President-Chief Financial Officer,
                                         Assistant Secretary, and Treasurer

      Marvin H. Goldstein        50      Vice President-Controller

      Bradley Dahl               37      Vice President-Development

      Joanne Denk                35      Vice President-Marketing

      Richard D. Bulman 60               Secretary and Director

      Charles C. Johnston        60      Director

      Thomas L. Griffin          58      Director

      Michael B. Solovay         37      Director and Assistant Secretary

      Richard L. Bulman is the founder of the Company and has served as its President and Chairman of the Board since its inception in August 1993. Prior thereto, from April 1991 to June 1993, Mr. Bulman was Director of Applications Development at Targa Systems Corp. ("Targa"), where he was responsible for developing customized multimedia applications for such clients as International Business Machines ("IBM"), John Hancock Mutual Life and Keystone Foods (McDonalds). From February 1990 to April 1991, Mr. Bulman managed his own marketing consulting firm, Richard Bulman Consulting, in Milan, Italy, where he had responsibility for developing international marketing and advertising campaigns for a broad range of clients including multinational corporations such as Montedison and Instrumentation Laboratories. From December 1988 to February 1990, Mr. Bulman was Advertising Manager for 7 Days Magazine in New York. Richard L. Bulman is the son of Richard D. Bulman, a director of the Company.

      Robert J. Riscica was engaged as the Company's Vice President-Chief Financial Officer in December 1995 and, since that time, has served in that position and as Treasurer and Assistant Secretary. For approximately the ten preceding years, he served in a variety of executive positions with various companies owned or controlled by Ronald O. Perelman's holding company, MacAndrews & Forbes Group Incorporated, including as: Executive Vice President, Operations, Marvel Entertainment Group (1992-1995); Chief Financial Officer, Marvel Entertainment Group (1990-1992); and Director, Special Projects, MacAndrews & Forbes Group Incorporated (1985-1990). Mr. Riscica has been licensed as a certified public accountant in the State of New York since 1978.

      Marvin H. Goldstein was the Chief Financial Officer and Treasurer of the Company from June 1994 until December 1995, when Mr. Riscica was engaged to fill those positions and Mr. Goldstein became Vice President-Controller. Mr. Goldstein also has been a partner of Golden Pearl Associates, a real estate management firm that owns, manages and operates various business interests since 1980. In addition, from August 1979 to December 1993, Mr. Goldstein owned and operated Hermans Haberdashery Co. Inc., a retail clothing firm, and prior to that time he was with the accounting firm of Grant Thornton for approximately four years and was a partner at William Greene & Co., CPAs for approximately five years. Mr. Goldstein has been licensed as a certified public accountant in the State of New York since 1972.

      Bradley Dahl has served as the Company's Vice President of Development since July 1995. Prior to being employed by the Company, Mr. Dahl served as the Creative Director of Interactive Videosystems, Inc. from January 1993 to April 1995, where he market tested and developed certain technologies (later acquired by the Company) relating to the mass production of digitally personalized video products. Prior to his employment at Interactive Videosystems, Mr. Dahl was, from May 1992 to January 1993, a product developer for Serius Imaging and, from May 1990 to May 1992, an Account Representative at Impex Controls Ltd., a company that develops computer-based network control systems for institutions such as hospitals and prisons. From January 1984 to May 1990, Mr. Dahl was the President of Alphatel Videotex Directories Ltd., which developed, marketed and operated digital video multimedia local area networked systems for large corporations and government agencies.

      Joanne Denk has served as the Company's Vice President of Marketing since January 1996. Prior to being employed by the Company, Ms. Denk served as Executive Vice President of Marketing of the Home Shopping Network Direct, Inc. from January 1995 to December 1995. Ms. Denk also served as General Manager of Home Shopping Showcase, Inc. from September 1993 to December 1994. Prior to her employment with the Home Shopping Network, Ms. Denk was employed by Time-Life Video, Inc., serving as its Vice President of Marketing from December 1992 to August 1993, its Director of Broadcast Media from September 1992 to November 1992, and its Marketing Director of Television and Print from October 1990 to August 1992. From May 1989 to September 1990, Ms. Denk was the Marketing Manager of U.S. New Video, Inc., a subsidiary of U.S. News & World Report, and, from June 1988 to April 1989, she served as an Account Executive at the radio station WCHV-AM1260. From September 1985 to May 1988, Ms. Denk was a Media Buyer for A. Eicoff & Company, Inc., where she managed national direct response television campaigns for U.S. News & World Report, AT&T and TV Guide.

      Richard D. Bulman has served as Secretary and a director of the Company since August 1993. Mr. Bulman has served as the Chairman of the Board of Directors of Targa since March 1992. Prior to joining that company, Mr. Bulman was Vice President and General Manager for the International Market Network (IMNET), a joint venture between IBM and Merrill Lynch & Co., from March 1988 to January 1991. For the preceding 30 years, Mr. Bulman held various positions at IBM, including Group Director and Chief Financial Officer of the U.S. Product Group, Group Director of the U.S. Marketing and Services Group, and Vice President, Chief Financial Officer and Treasurer of the IBM Service Bureau Corporation. Mr. Bulman has also served as President of Bedford Associates, a subsidiary of British Airways, Chairman and Chief Executive Officer of Information Systems, Inc., a technology outsourcing company, and a consultant to various venture capital firms. Richard D. Bulman is the father of Richard L. Bulman, the President and Chairman of the Board of the Company.

      Charles C. Johnston has served as a director of the Company since June 1994. Mr. Johnston has served as the Chairman of the Board of the Computer Systems and Services Business Unit of Teleglobe, Inc. of Montreal, Canada since November 1989. He was previously founder, Chief Executive Officer and Chairman of the Board of ISI Systems, Inc., a provider of specialty data processing services and software which was acquired by Teleglobe, Inc. in 1989. Mr. Johnston has also served as Chairman and Chief Executive Officer of Ventex Technologies, a company involved in the design and sale of electronic transformers for the neon lighting industry. Mr. Johnston serves on the Board of Directors of I.D. Matrix of Clearwater, Florida, Wordenglass & Electric, Inc. and Spectrum Signal Processing of Vancouver, Canada, and is a trustee of Worcester Polytechnic Institute.

      Thomas L. Griffin has served as a director of the Company since February 1996. Mr. Griffin has been the Co-Chairman of Griffin Bacal, Inc., an advertising agency that he founded in 1978, for more than five years prior to the date hereof. Griffin Bacal focuses on the advertising and marketing of entertainment products and services for children and adults. Mr. Griffin is also the founder, and since 1978 has been Co-Chairman, of Sunbow Entertainment, Inc., a company that produces and distributes animated and live action dramatic television programming for children. Mr.

Griffin also has been serving as a director of both DDB Needham Worldwide since July 1994 and the Eastern Region of the American Association of Advertising Agencies from 1994 to 1996.

      Michael B. Solovay has served as a director of the Company since July 1996 and as an Assistant Secretary since February 1996. Since January 1992, Mr. Solovay has been a partner in the law firm of Solovay Marshall & Edlin (which has acted as legal counsel to the Company since October 1995). For approximately five years prior to that time, Mr. Solovay had been an associate attorney in the law firm of Skadden Arps Slate Meagher & Flom.

      The Company currently has authorized five directors, and there are no vacancies on the Board. The Company reimburses the directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company, but does not pay its directors any fees for Board participation (although it may do so in the future).

      All directors will hold office until the annual meeting of stockholders to be held following the end of the fiscal year ending July 31, 1996 (the "1996 Annual Meeting") and until their successors are duly elected and qualified. In February 1996, the Board of Directors and the requisite number of stockholders approved an Amended and Restated Certificate of Incorporation of the Company. As a result, the Certificate of Incorporation now provides that, following the closing of the IPO, the terms of office of the directors are divided into three classes, designated Class I, Class II and Class III. At the 1996 Annual Meeting, Class I directors (consisting initially of Thomas Griffin and Michael B. Solovay) will be elected for a term expiring at the annual meeting of stockholders to be held in 1997, Class II directors (consisting initially of Charles C. Johnston) will be elected for a term expiring at the annual meeting of stockholders to be held in 1998, and Class III directors (consisting initially of Richard L. Bulman and Richard D. Bulman) will be elected for a term expiring at the annual meeting of stockholders to be held in 1999. At each annual meeting of stockholders beginning with the 1997 annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election (and in each case until their successors have been duly elected and qualified). Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

      The Company has agreed that, until June 24, 2001, if so requested by Whale Securities Co., L.P. (the "Underwriter" of the IPO), the Company will nominate and use its best efforts to elect a designee of the Underwriter to the Company's Board of Directors or, at the Underwriter's option, as a nonvoting advisor to the Board. The Underwriter has not yet exercised its right to designate such person, and has informed the Company that it does not currently anticipate that it will exercise such right in the foreseeable future.

      The Company has obtained key man life insurance on the life of Richard L. Bulman in the amount of $2,000,000.

(b) Section 16(a) Beneficial Ownership Reporting Compliance.

      During the period from the June 24, 1996 effective date of the IPO through the end of the 1996 Fiscal Year, the following of the Company's directors and/or officers each made one late filing of such person's Initial Statement of Beneficial Ownership on Form 3: Richard L. Bulman, Charles C. Johnston, Richard
D. Bulman, Thomas Griffin, Michael B. Solovay, Robert J. Riscica, Marvin H. Goldstein, Joanne Denk and Bradley Dahl.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

      For the 1996 Fiscal Year, the executive officers in the aggregate were paid approximately $395,000, and only one executive officer (Richard L. Bulman) received aggregate cash compensation in excess of $100,000. Richard L. Bulman, the Chairman of the Board and President, received cash compensation during the 1996 Fiscal Year totaling approximately $118,000 and cash compensation totaling approximately $88,000 and $28,000 for the fiscal years respectively ended July 31, 1995 and 1994 (all of which represented salary in each case). Based upon the foregoing,

Mr. Bulman is the only executive officer of the Company who qualifies as a "Named Executive Officer" for purposes of the disclosure set forth below in this
Item 10.

      The following table summarizes the cash and other compensation paid by the Company to Richard L. Bulman in respect of the 1996 Fiscal Year:

                           Summary Compensation Table

================================================================================
                                                                    Long Term
                                  Annual Compensation              Compensation
                           ---------------------------------          Award
                                                                    Securities
Name and                   Year Ended                               Underlying
Principal Position          July 31,      Salary       Bonus         Options
--------------------------------------------------------------------------------
Richard L. Bulman,
  Chairman and President     1995        $  88,000       0           45,003(1)
                             1996        $ 118,000       0          125,000(2)

================================================================================

(1) Represents non-plan options granted in connection with the May 1995 Units Financing. By their terms, these options expired as of July 31, 1996 by reason of the Company failing to achieve the level of pre-tax earnings required in order for the options to become exercisable.

(2) Represents options granted under the Company's 1996 Stock Option Plan described further below under this Item 10.

      The following table sets forth all grants of options to purchase Common Stock which had been awarded to Richard L. Bulman prior to the end of the 1996 Fiscal Year.

                     Option Grants During Prior Fiscal Years

                               Individual Grants to Richard L. Bulman
                     ---------------------------------------------------------
                      Number of   Percent of Total
                     Securities   Options Granted
                     Underlying     To Employees     Exercise or
                       Options           in          Base Price     Expiration
                      Granted(1)     Fiscal Year      ($/share)        Date
                     ----------    --------------    -----------    ----------
Grants during 1995
  Fiscal Year...       45,003         100.0%           $3.57         Expired
                                                                     7/31/96
Grants during 1996                                                   March 13,
  Fiscal Year...      125,000          36.7%           $5.00           2006
================================================================================

(1)   See the notes to the immediately preceding table.

      The following table sets forth information concerning outstanding options to purchase Common Stock held by Richard L. Bulman as of the end of the 1996 Fiscal Year. Mr. Bulman did not exercise any options during the 1996 Fiscal Year.

             Option Exercises During Fiscal Year Ended July 31, 1996
                        and Fiscal Year-end Option Values

==================================================================================================
                                                                                    Value of
                                                          Number of                Unexercised
                                                         Unexercised              In-the-Money
                                                          Options at               Options at
                         Shares                         July 31, 1996             July 31, 1996
                       Acquired on       Value           Exercisable/             Exercisable/
       Name             Exercise        Realized        Unexercisable             Unexercisable

==================================================================================================
Richard L. Bulman          --              --         41,667 exercisable;      No exercisable or
                                                      83,333 unexercisable       unexercisable
                                                                                  options were
                                                                                 in-the-money at
                                                                                    7/31/96
==================================================================================================

Employment Agreement With Named Executive Officer

      Richard L. Bulman. Effective January 1, 1996, the Company entered into a three-year employment agreement with Mr. Bulman, the Chairman of the Board and President of the Company. Pursuant to this agreement, Mr. Bulman is to receive a base salary of $125,000 for 1996, which will be subject to annual increases determined at the Board's discretion (but not less than the annual increase in the cost of living). Mr. Bulman will also be eligible to receive a discretionary annual bonus in respect of each of the fiscal years ending July 31, 1996 and 1997. Each such annual bonus will be payable at the sole discretion of the Board, based upon whatever factors and considerations the Board may deem relevant in connection with the fiscal year at issue. The Company currently anticipates that, in determining whether to pay any such bonus, the Board may take into consideration, with respect to the fiscal year at issue, the Company's achievement of profitability (if any), the performance of the Common Stock in the public trading market, whether the Company achieved the budget goals established by the Board for that fiscal year, and the Company's management of its resources over the course of that year. In the event the Board decides to award any such annual bonus, the amount of such bonus must be reasonably acceptable to the Underwriter. Under the agreement, Mr. Bulman is entitled to a $1 million term life insurance policy and to long-term disability insurance, and his employment is subject to confidentiality restrictions and a two-year non-competition covenant. Pursuant to the employment agreement, Mr. Bulman was granted ten-year options under the Option Plan to purchase an aggregate of 125,000 shares of Common Stock at a price of $5.00 per share, which options vest in increments as follows: (i) as to 41,667 shares, on March 13, 1996; (ii) as to 41,667 shares, on January 1, 1997; and (iii) as to 41,666 shares, on January 1, 1998. All of such options will vest immediately in the event of the termination without cause of Mr. Bulman's employment prior to December 31, 1998. In the event of his termination for cause, however, the Option Plan will result in the simultaneous termination of all of Mr. Bulman's then-unexercised options. Mr. Bulman's employment agreement also provides that, in the event of the termination without cause of his employment before December 31, 1998, he will be entitled to receive severance pay in an amount equal to his annual base salary for the then-current year of the term of the agreement. In the event Mr. Bulman's employment is terminated for cause, however, he will not be entitled to receive any severance pay. Mr. Bulman's employment agreement defines "cause" as including (in summary terms) his commission of a fraud on the Company, misappropriation of Company funds or assets, possession of an illegal substance, a material violation of any covenant in his Employment Agreement, or knowingly influencing the Company's financial reporting in a manner inconsistent with generally accepted accounting principles.

1996 Stock Option Plan

      The Company's 1996 Stock Option Plan (the "Option Plan") was approved by the Board of Directors and the requisite number of stockholders in March, 1996. The Option Plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants. A total of 350,000 shares of Common Stock have been reserved for issuance under the Option Plan.

      So long as the Company is subject to the reporting requirements under the Exchange Act (which it has been since the closing of the IPO), the Option Plan must be administered by members of the Board of Directors who are "disinterested persons" within the meaning of that term under Rule 16b-3(c)(2)(i) promulgated by the Commission under the Exchange Act (such persons are herein called the "Plan Administrators"). In February 1996, the Board appointed Richard D. Bulman and Thomas Griffin to serve as the Plan Administrators. Under the terms of the Option Plan, any Plan Administrator, upon his initial appointment as such, is automatically granted nonstatutory stock options exercisable for 15,000 shares of Common Stock. The Plan Administrators are not permitted under the Option Plan to grant any options to themselves.

      Under the Option Plan, the Plan Administrators are authorized, in their discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company as well as to consultants to the Company. The Option Plan provides for the granting of both (a) "incentive stock options" (as defined in Section 422 of the Internal Revenue Code) to employees (including officers and employee directors) and (b) nonstatutory stock options to employees (including officers and employee directors) and consultants. Options can be granted under the Option Plan on such terms and at such prices as determined by the Plan Administrators, except that: (i) in the case of incentive stock options granted prior to the consummation of this offering, the per share exercise price of such options must be $5.00 or more; and (ii) in the case of incentive stock options granted after the consummation of this offering, the per share exercise price of such options cannot be less than the fair market value of the Common Stock on the date of grant. In the case of an incentive stock option granted to a 10% stockholder (a "10% Stockholder"), the per share exercise price cannot be less than 110% of such fair market value. To the extent that the grant of an option results in the aggregate fair market value of the shares with respect to which incentive stock options are exercisable by a grantee for the first time in any calendar year to exceed $100,000, such option will be treated under the Option Plan as a nonstatutory option.

      Options granted under the Option Plan will become exercisable after the vesting period or periods specified in each option agreement. Options are not exercisable, however, after the expiration of ten years from the date of grant (or five years from such date in the case of an incentive stock option granted to a 10% Stockholder) and are not transferable other than by will or by the laws of descent and distribution.

      In March and May 1996, options to purchase an aggregate of 341,000 shares of Common Stock at a purchase price of $5.00 per share were granted under the Option Plan, including options to purchase 125,000, 15,000, 35,000, 20,000, 30,000, 10,000, 45,000 and 15,000 shares granted respectively to Richard L. Bulman, Charles C. Johnston, Robert J. Riscica, Marvin H. Goldstein, Joanne Denk, Bradley Dahl, Richard D. Bulman and Thomas Griffin. Subject to various vesting periods, all of such options (once vested) will be exercisable until March or May, 2006. 7,000 of such options have since been forfeited as a result of employee resignations. In September 1996, options to purchase an aggregate of 10,000 shares of Common Stock at a purchase price of $3.25 per share were granted under the Option Plan to two new employees of the Company. Subject to vesting periods, these options (once vested) will be exercisable until September, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information (based on information obtained from the persons named below), as of October 16, 1996, relating to the beneficial ownership of shares of Common Stock by (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each of the Company's directors and (iii) all directors and executive officers of the Company as a group. As no executive officer, other than Richard L. Bulman, received cash compensation during the 1996 Fiscal Year exceeding $100,000, Mr. Bulman is the only executive officer qualifying as a "Named Executive Officer" for purposes of this table. With respect to beneficial ownership of Warrants, see note 7 below.

                                                                       % of
                                             Amount and Nature of     Shares
  Name and Address of Beneficial Owners(1)  Beneficial Ownership(2)   Owned(2)
  ----------------------------------------  -----------------------   --------

Richard L. Bulman...........................      418,138(3)           14.23%
Charles C. Johnston.........................      298,136(4)           10.14%
Richard D. Bulman...........................       46,000(5)            1.56%
Thomas Griffin..............................       23,000(6)             *
Michael B. Solovay..........................        3,800                *
All directors and executive
officers as a group (9 persons).............      882,720(7)           27.95%

----------
(1) Unless otherwise indicated, the address for each named individual or group is in care of Kideo Productions, Inc., 611 Broadway, Suite 523, New York, New York 10012.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after October 16, 1996 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days after October 16, 1996 have been exercised and converted. Before any consideration is given to outstanding options, warrants or convertible securities, the percentages herein are based upon there being 2,939,014 shares of Common Stock outstanding as of October 16, 1996. An asterisk (*) indicates less than 1%.

(3) Includes 41,667 shares of Common Stock subject to currently exercisable options granted under the Option Plan.

(4) Includes (i) 15,000 shares of Common Stock subject to currently exercisable options granted under the Option Plan and (ii) 83,975 shares of Common Stock issuable upon exercise of the Johnston Warrants, which are currently exercisable.

(5) Includes 45,000 shares of Common Stock subject to currently exercisable options granted under the Option Plan.

(6) Includes 15,000 shares of Common Stock subject to currently exercisable options granted under the Option Plan.

(7) Includes (i) an aggregate of 135,667 shares of Common Stock subject to currently exercisable options granted under the Option Plan and (ii) 83,975 shares of Common Stock issuable upon exercise of the Johnston Warrants. Except as stated in the next sentence, as of October 16, 1996 no director or executive officer of the Company was the beneficial owner of any Warrants, and no record holder of Warrants was the beneficial owner of five percent or more of the outstanding Warrants. As of October 16, 1996, the following directors and executive officers were the beneficial owners of the indicated Warrants, representing in each case less than one percent of the outstanding Warrants: Richard D. Bulman, 1,000 Warrants; Thomas Griffin, 8,000 Warrants; and Robert J. Riscica, 30,000 Warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Director Charles C. Johnston

      Charles C. Johnston, a director and principal stockholder of the Company, is also a limited partner in the Underwriter. Mr. Johnston has been a director of the Company since June 1994, at which time he purchased 53,681 shares of Common Stock from the Company, and the Company was granted a right of first refusal to purchase his shares of Common Stock in the event Mr. Johnson determines to sell, transfer or otherwise dispose of such shares (other than to certain qualified transferees).

      In October 1994, Mr. Johnston and J&C Resources, a corporation of which Mr. Johnston is the sole Stockholder, (together, "Johnston") invested an aggregate of $300,000 in the Company, in consideration of which Johnston was issued 3,226.085 shares of preferred stock of the Company. In March 1995, Johnston (i) returned his 3,226.085 shares of preferred stock to the Company for cancellation in exchange for a promissory note of the Company in the principal amount of $300,000, and (ii) loaned the Company an additional $100,000. The $400,000 in aggregate principal amount of these two Johnston Notes accrued interest at a rate of 12% per annum and was secured by a pledge of substantially all of the Company's assets (which security has since been terminated). In addition, pursuant to the terms of the Johnston Notes, in May 1995 Johnston received the Johnston Warrants (Class A Warrants to purchase an aggregate of 55,983 shares of Common Stock at $2.86 per share and Class B Warrants to purchase an aggregate of 27,992 shares of Common Stock at $5.72 per share). In contemplation of the IPO, Johnston and the Company agreed that the exercise price for all of these Johnston Warrants would become $3.60 as of the effective date of the IPO. The Johnston Notes were to have matured in September 1995; however, prior to such time (in June 1995), and in accordance with their terms, the $400,000 aggregate principal amount of the Johnston Notes was converted into four of the units sold in the May 1995 Units Financing (an aggregate of 200 shares of Series A Preferred Stock and $200,000 principal amount of Debentures). The $17,000 interest owed on the Johnston Notes at the time of such conversion was paid to Mr. Johnston out of the net proceeds of the 1996 Bridge Financing.

      In connection with the 1995 Pre-Bridge Financing, Johnston invested an additional $100,000 in the Company, for which he received a 1995 Pre-Bridge Note in the principal amount of $100,000 (the Company utilized approximately $107,500 of the proceeds from the IPO to repay this note) and 30,000 1995 Pre-Bridge Shares. These 30,000 shares were registered under the Securities Act of 1933 concurrently with the IPO, together with shares of Common Stock registered by the Company on behalf of certain other stockholders.

1995 Technology Acquisition

      In July 1995, the Company, through its wholly owned subsidiary Kideo-Canada, acquired (the "Technology Acquisition") certain computer hardware and software assets from V-Seion Multimedia Systems, Inc. (as the "Seller" in such transaction), of which Bradley Dahl was then the sole stockholder. As a result of the Technology Acquisition, Mr. Dahl became employed by the Company as Vice President-Development. The purchase price paid by the Company for such assets was approximately $144,000 and was paid (i) by cash in the sum of approximately $37,000, (ii) partly through the forgiveness of a loan made previously by Kideo-Canada to the Company in the principal amount of $37,000, and (iii) partly through the transfer from Kideo-Canada to the Seller of approximately 19,645 shares of Common Stock of the Company, which shares were valued at approximately $70,000. In addition, legal fees of approximately $48,000 incurred in connection with the Technology Acquisition were capitalized in connection with that transaction.

Transactions With Executive Officers

      In January 1996, the Company obtained $125,000 in financing from two of its executive officers (Robert J. Riscica, the Company's Chief Financial Officer, and Marvin H. Goldstein, the Company's Vice President-Controller). In connection with this 1996 Pre-Bridge Financing, Messrs. Riscica and Goldstein purchased two and one-half units of the Company's securities, which units were identical to the 1996 Bridge Units (except that, unlike the 1996 Bridge Shares, the 1996 Pre-Bridge Shares were not required to be registered under the Securities Act of 1933). As a result of the 1996 Pre-Bridge Financing, the Company issued to Messrs. Riscica and Goldstein (i) $125,000 in aggregate principal amount of 1996 Pre-Bridge Notes and (ii) an aggregate of 25,000 1996 Pre-Bridge Shares. The Company utilized approximately $129,000 of the proceeds from the IPO to repay these 1996 Pre-Bridge Notes.

Transactions With Advertising Agency Affiliated with Director Thomas Griffin

      The Company from time to time has utilized advertising and related services provided by Griffin Bacal, Inc. ("GBI"). Thomas Griffin, a director of the Company, has been the Co-Chairman of GBI, which he founded in 1978, for more than five years prior to the date hereof. From October 1994 through January 1995, GBI had billed the Company approximately $79,000 for services rendered, all of which has been paid.

Transactions With Law Firm Affiliated with Director Michael B. Solovay

      Michael B. Solovay, a director of the Company, is a member of the firm of Solovay Marshall & Edlin, P.C. ("SME"), which acts as legal counsel to the Company in connection with a variety of matters. On March 26, 1996, SME agreed to accept from the Company, in lieu of cash and as partial payment for legal services rendered prior to that date (including services related to the IPO), 24,000 shares of Common Stock (valued by the Company at the time as having a fair market value of $3.50 per share). The Company issued such 24,000 shares to members and an employee of SME on March 27, 1996, including 3,800 shares to Mr. Solovay. During the 1996 Fiscal Year, the Company paid SME $121,000 for legal services rendered and for related disbursements

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements.

      The following financial statements of the Company and the related notes thereto, together with the report thereon of Arthur Andersen LLP, are filed under Item 7 of this Report.

Index To Financial Statements...........................................    F-1

Independent Auditors' Reports

      Report of Arthur Andersen LLP.....................................    F-2
      Report of Goldstein Golub Kessler & Company, P.C..................    F-3

Financial Statements:

      Balance Sheet,
           July 31, 1995 and 1996.......................................    F-4
      Statement of Operations,
           Years Ended July 31, 1995 and 1996...........................    F-5
      Statement of Shareholders' (Deficiency) Equity,
           Years Ended July 31, 1995 and 1996...........................    F-6
      Statement of Cash Flows,
           Years Ended July 31, 1995 and 1996...........................    F-7

Notes to Financial Statements...........................................    F-9

      Except for the Statement of Computation of Earnings Per Share filed as
Exhibit 11.1 to this Report, all schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(a)(2) Exhibits.

      Except for Exhibits 16.1, 23.1 and 23.2 hereto, all Exhibits to this Report referenced below (i) were previously filed as Exhibits to the Company's Registration Statement on Form SB-2 (Reg. No. 333-2294), declared effective by the Commission on June 24, 1996 (the "Registration Statement"), and (ii) are accordingly incorporated herein by reference. Any Exhibit marked below with an asterisk (*) indicates a contract or compensatory plan or arrangement relating to the Company's management.

3.1 Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Registration Statement.

3.2     By-laws, as amended and restated as of May 24, 1996. Previously filed as
        Exhibit 3.3 to the Registration Statement.

3.3 Certificate of Amendment to the Company's Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 1996. Previously filed as Exhibit 3.4 to the Registration Statement.

4.1 Form of Common Stock certificate. Previously filed as Exhibit 4.1 to the Registration Statement.

4.2 Form of Warrant Agreement between the Company and Whale Securities Co., L.P., including Form of Warrant Certificate. Previously filed as Exhibit
        4.2 to the Registration Statement.

4.3 Form of Public Warrant Agreement among the Company, Whale Securities Co., L.P. and American Stock Transfer & Trust Company as Warrant Agent. Previously filed as Exhibit 4.3 to the Registration Statement.

4.4 Form of Redeemable Warrant. Previously filed as Exhibit 4.4 to the Registration Statement.

10.1 Investor Rights Agreement, dated June 17, 1994, between the Company and the investors named therein. Previously filed as Exhibit 10.1 to the Registration Statement.

10.2 Form of Stock Purchase Agreement, dated March 7, 1994, between the Company and the investors named therein, relating to a private placement of shares of Common Stock. Previously filed as Exhibit 10.2 to the Registration Statement.

10.3 Form of Stock Purchase Agreement, dated March 31, 1994, between the Company and the investors named therein, relating to a private placement of shares of Common Stock. Previously filed as Exhibit 10.3 to the Registration Statement.

10.4 Stock Purchase Agreement between the Company and Richard Carney, dated May 10, 1994. Previously filed as Exhibit 10.4 to the Registration Statement.

10.5 Stock Purchase Agreement between the Company and Henry Fredericks, dated June 2, 1994. Previously filed as Exhibit 10.5 to the Registration Statement.

10.6 Stock Purchase Agreement between the Company and Charles Johnston, dated June 17, 1994. Previously filed as Exhibit 10.6 to the Registration Statement.

10.7 Marketing Agreement between the Company and Consumer Programs, Inc. dated November 3, 1994. Previously filed as Exhibit 10.7 to the Registration Statement.

10.8 Equipment Lease Agreements between the Company and National Marketing Network, Inc., dated November 9, 1994, November 27, 1994 and December 8, 1994. Previously filed as Exhibit 10.8 to the Registration Statement.

10.9 Equipment Lease Agreements between the Company and Technilease, dated August 22, 1994 and October 3, 1994. Previously filed as Exhibit 10.9 to the Registration Statement.

10.10 Equipment Lease Agreement between the Company and Television Laboratories, Inc., dated November 1994. Previously filed as Exhibit
        10.10 to the Registration Statement.

10.11 Promissory Note to Charles Johnston, dated March 2, 1995. Previously filed as Exhibit 10.11 to the Registration Statement.

10.12 Registration Rights Agreement between the Company and Richard L. Bulman, dated January 1, 1995. Previously filed as Exhibit 10.12 to the Registration Statement.

10.13 Stock Option Agreement between the Company and Richard L. Bulman, dated March 15, 1995. Previously filed as Exhibit 10.13 to the Registration Statement.

10.14 Stock Escrow Agreement between V-Seion and 477250 B.C. Ltd. (the predecessor corporation which subsequently changed its name to become Kideo-Canada), dated July 14, 1995. Previously filed as Exhibit 10.14 to the Registration Statement.

10.15 Stock Transfer Restriction and Repurchase Agreement between 477250 B.C. Ltd. and V-Seion, dated July 14, 1995. Previously filed as Exhibit 10.15 to the Registration Statement.

10.16 Registration Rights Agreement between the Company and V-Seion, dated July 14, 1995. Previously filed as Exhibit 10.16 to the Registration Statement.

10.17 Asset Purchase Agreement between V-Seion Multimedia and 477250 B.C. Ltd., dated July 17, 1995. Previously filed as Exhibit 10.17 to the Registration Statement.

10.18 Office Lease between the Company and Cable Building Associates, dated September 28, 1995. Previously filed as Exhibit 10.18 to the Registration Statement.

10.19* Employment and Stock Issuance Agreement between the Company and Gary Bilezikian, dated October 26, 1993. Previously filed as Exhibit 10.19 to the Registration Statement.

10.20* Employment Agreement between 477250 B.C. and Bradley Dahl, dated July 14, 1995. Previously filed as Exhibit 10.20 to the Registration Statement.

10.21* Amended and Restated Employment Agreement between the Company and Marvin Goldstein, dated as of January 1, 1996. Previously filed as Exhibit
        10.21 to the Registration Statement.

10.22*  Amended and Restated Employment Agreement between the Company and Robert
        J. Riscica, dated as of January 1, 1996. Previously filed as Exhibit
        10.22 to the Registration Statement.

10.23* Amended and Restated Employment Agreement between the Company and Richard L. Bulman, dated as of January 1, 1996. Previously filed as
        Exhibit 10.23 to the Registration Statement.

10.24* Amended and Restated Employment Agreement between the Company and Joanne Denk, dated as of January 2, 1996. Previously filed as Exhibit 10.24 to the Registration Statement.

10.25* Form of Class A Warrant (Charles Johnston, a director of the Company, is currently the only holder of any Class A Warrants).

10.26* Form of Class B Warrant (Charles Johnston, a director of the Company, is currently the only holder of any Class B Warrants).

10.27* 1996 Stock Option Plan. Previously filed as Exhibit 10.28 to the Registration Statement.

10.28* Form of Stock Option Agreement. Previously filed as Exhibit 10.29 to the Registration Statement.

10.29 Form of Consulting Agreement between the Company and Whale Securities Co., L.P. Previously filed as Exhibit 10.30 to the Registration Statement.

10.30 Patent Application filed by Bradley Dahl, dated July 7, 1994. Previously filed as Exhibit 10.31 to the Registration Statement pursuant to a granted request for confidential treatment.

10.31 Patent Application filed by the Company dated June 9, 1995. Previously filed as Exhibit 10.32 to the Registration Statement pursuant to a granted request for confidential treatment.

11.1    Statement of Computation of Earnings Per Share. Filed herewith.

16.1 Letter of Goldstein, Golub, Kessler & Co., P.C., Independent Certified Public Accountants, relating to a change of the Company's certifying accountant. Previously filed as an exhibit to the Company's Report on Form 8-K, dated September 6, 1996, and incorporated herein by reference.

21.1 List of the Company's subsidiaries. Previously filed as Exhibit 21.1 to the Registration Statement.

23.1 Consent of Arthur Andersen, LLP, Independent Certified Public Accountants. Filed herewith.

23.2 Consent of Goldstein, Golub, Kessler & Co., P.C., Independent Certified Public Accountants. Filed herewith.

27      Financial Data Schedule.

(b) Reports on Form 8-K.

A Report on Form 8-K, dated September 6, 1996, was filed by the Company to report under Item 4 thereof a change in the Company's certifying accountant. See the disclosure set forth in this Report under Item 8 above.

                             KIDEO PRODUCTIONS, INC.
                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports

      Report of Arthur Andersen LLP.....................................    F-2
      Report of Goldstein Golub Kessler & Company, P.C..................    F-3

Financial Statements:

      Balance Sheet,
            July 31, 1995 and 1996......................................    F-4
      Statement of Operations,
            Years Ended July 31, 1995 and 1996..........................    F-5
      Statement of Shareholders' (Deficiency) Equity,
            Years Ended July 31, 1995 and 1996..........................    F-6
      Statement of Cash Flows,
            Years Ended July 31, 1995 and 1996..........................    F-7
      Statement of Cash Flows, Supplemental Information
            Years Ended July 31, 1995 and 1996..........................    F-8

Notes to Financial Statements...........................................    F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Kideo Productions, Inc.:

We have audited the accompanying consolidated balance sheet of Kideo Productions, Inc. and Subsidiary (a Delaware Corporation) as of July 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kideo Productions, Inc. and Subsidiary as of July 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to the consolidated financial statements, the Company sustained losses for the years ended July 31, 1996 and 1995. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York
September 27, 1996

INDEPENDENT AUDITOR'S REPORT

To the Shareholders of
Kideo Productions, Inc.

We have audited the accompanying consolidated balance sheet of Kideo Productions, Inc. and Subsidiaries as of July 31, 1995 and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kideo Productions, Inc. and Subsidiaries as of July 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

November 13, 1995, except for the first
paragraph of Note 6, as to which the date is January 5, 1996

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                             at July 31,    at July 31,
                                                                1995           1996
                                                             -----------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents ..............................   $    61,137    $ 2,857,097
  Accounts receivable ....................................        59,313         94,572
  Prepaid expenses .......................................       107,503        139,720
                                                             -----------    -----------
    Total current assets .................................       227,953      3,091,389
Property and equipment, net ..............................       766,377        558,034
Other assets .............................................       453,387        718,288
                                                             ===========    ===========
    Total assets .........................................   $ 1,447,717    $ 4,367,711
                                                             ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .......................................   $   428,188    $    58,988
  Accrued expenses .......................................       233,590        270,532
  Capital leases, current portion ........................       144,171        147,173
  Loans from related parties .............................        61,472           --
  Unearned revenue .......................................        42,338        225,131
                                                             -----------    -----------
    Total current liabilities ............................       909,759        701,824
Capital leases, long term portion ........................       195,330         80,318
Long-term debt ...........................................       956,250           --
                                                             -----------    -----------
    Total liabilities ....................................     2,061,339        782,142
                                                             -----------    -----------
Commitments and Contingencies (Notes 4, 5 & 11)

Shareholders' (Deficiency)  Equity
  Preferred Stock, $.01 par value; authorized
    5,000,000 shares, issued and outstanding 956.25
    at July 31, 1995 and -0- shares at July 31, 1996 .....            10           --
  Common Stock, $.0001 par value; authorized
    15,000,000 shares, issued and outstanding 616,891
    at July 31, 1996 and 2,939,014 shares at July 31, 1995            62            294
  Additional paid-in capital .............................     1,385,574      8,737,136
  Accumulated deficit ....................................    (1,999,268)    (5,151,861)
                                                             -----------    -----------
    Shareholders' (Deficiency)  Equity ...................      (613,622)     3,585,569
                                                             ===========    ===========
Total liabilities and shareholders' (deficiency) equity ..   $ 1,447,717    $ 4,367,711
                                                             ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          Year ended     Year ended
                                                           July 31,       July 31,
                                                             1995           1996
                                                          -----------    -----------
Sales .................................................   $   521,186    $   760,870
Cost of sales .........................................       657,498        636,738
                                                          -----------    -----------
Gross profit  (loss) ..................................      (136,312)       124,132

Selling expenses ......................................       667,700        737,171
General and administrative expenses ...................       656,076      1,136,752
                                                          -----------    -----------
Loss from operations ..................................    (1,460,088)    (1,749,791)
                                                          -----------    -----------
Interest expense ......................................       118,485         88,149
Nonrecurring  expenses related to debt extinguished
  in connection with the Initial Public Offering ......          --        1,221,060
                                                          -----------    -----------
Net loss ..............................................   $(1,578,573)   $(3,059,000)
                                                          ===========    ===========

Pro forma financial information (unaudited)
  Net Loss ............................................   $(1,578,573)   $(3,059,000)
  Pro forma adjustment for employment agreements ......      (338,000)       (74,000)
                                                          -----------    -----------
  Pro forma net loss ..................................   $(1,916,573)   $(3,133,000)
                                                          ===========    ===========

Pro Forma net loss per share ..........................   $     (1.18)   $     (1.75)
                                                          ===========    ===========

Pro Forma weighted average number of shares outstanding     1,571,450      1,666,017
                                                          ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements

                             KIDEO PRODUCTIONS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY) EQUITY

                                                                                            Additional                 Shareholders'
                                                 Preferred Stock        Common Stock         Paid-in     Accumulated   (Deficiency)
                                               Shares      Amount     Shares      Amount     Capital       Deficit        Equity
                                             -------------------------------------------------------------------------------------
Balance at July 31, 1994 ...................       --      $ --     $   544,060   $   54   $   409,341   $  (404,989)  $     4,406
                                             -------------------------------------------------------------------------------------

Exercise of stock options ..................       --        --          19,272        2        47,448                      47,450
Issuance of preferred stock in connection
  with May 1995 Units Financing ............    956,250    $   10          --       --         737,311                     737,321
Issuance of common stock in satisfaction
  of expenses in connection with the
  May 1995 Units Financing .................       --        --          33,914        3       121,291                     121,294
Issuance of common stock in connection
  with acquisition of technology and
  software .................................       --        --          19,645        3        70,183                      70,186
Dividends on preferred stock ...............       --        --            --       --            --         (15,706)      (15,706)
Net loss ...................................       --        --            --       --            --      (1,578,573)   (1,578,573)
                                             -------------------------------------------------------------------------------------
Balance at July 31, 1995 ...................    956,250        10       616,891       62     1,385,574    (1,999,268)     (613,622)
                                             -------------------------------------------------------------------------------------

Issuance of preferred stock in connection
  with the May 1995 Units Financing ........     43,750      --            --       --          43,750                      43,750
Issuance of common stock in satisfaction
  of expenses in connection with the
  May 1995 Units Financing .................       --        --           3,239     --           6,751                       6,751
Issuance of common stock in connection
  with October 1995 private placement ......       --        --          90,000        9       163,627                     163,636
Issuance of common stock in connection
  with January 1996 private placement ......       --        --          25,000        2        58,012                      58,014
Issuance of common stock in partial
  payment of interest on debt issued
  in the May 1995 Units Financing ..........       --        --           6,462        1        23,028                      23,029
Issuance of preferred stock in satisfaction
  of dividends on preferred stock issued
  in the May 1995 Units Financing ..........     48,672      --            --       --          48,672                      48,672
Issuance of common stock in connection
  with the February 1996 private placement .       --        --         150,000       15       273,810                     273,825
Issuance of common stock for legal costs
  in connection with the Company's
  initial public offering ..................       --        --          24,000        3        83,997                      84,000
Issuance of common stock in connection
  with the June 1996 private placement .....       --        --          50,000        5        89,995                      90,000
Issuance of common stock in connection
  with the the initial public offering .....       --        --       1,400,000      140     5,398,813                   5,398,953
Issuance of warrants in connection  with the
  initial public offering ..................       --        --            --       --         161,154                     161,154
Conversion of preferred stock to common .... (1,048,672)      (10)      293,533       29           (19)                       --
Conversion of  debentures to common ........       --        --         279,889       28       999,972                   1,000,000
Dividends on preferred stock ...............       --        --            --       --            --         (93,593)      (93,593)
Net loss ...................................       --        --            --       --            --      (3,059,000)   (3,059,000)

                                             -------------------------------------------------------------------------------------
Balance at July 31, 1996 ...................       --        --       2,939,014   $  294   $ 8,737,136   $(5,151,861)  $ 3,585,569
                                             =====================================================================================



       The accompanying notes are an integral part of these consolidated financial statements

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Year ended     Year ended
                                                             July 31,1995   July 31,1996
Cash flows from operating activities:
  Net loss ...............................................   $(1,578,573)   $(3,059,000)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization of operating assets ....       147,397        333,324
    Amortization of loan discount ........................          --          585,475
    Amortization of deferred debt costs ..................          --          396,491
    Effect of changes in operating assets and liabilities:
      Accounts receivable ................................       (49,359)       (35,259)
      Prepaid expenses and other current assets ..........       (86,258)       (32,218)
      Other assets .......................................      (378,412)      (488,751)
      Accounts payable ...................................       358,914       (369,698)
      Accrued expenses ...................................       188,674        180,616
      Unearned revenue ...................................        42,338        182,793
                                                             -----------    -----------
  Net cash used in operating activities ..................    (1,355,279)    (2,306,227)
                                                             -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment .....................      (336,637)      (108,061)
                                                             -----------    -----------

Cash flows from financing activities:
  Proceeds from bridge notes .............................     1,050,000      1,375,000
  Net proceeds from issuances of capital stock ...........       357,982      5,592,232
  Proceeds from long term debt ...........................       468,750         32,125
  Repayment of loans payable - related parties ...........        (6,666)       (61,472)
  Repayment of bridge notes ..............................       (75,000)    (1,375,000)
  Principal payments on capital leases ...................       (91,686)      (112,010)
  Debt issuance costs incurred ...........................          --         (180,000)
  Dividends paid on preferred stock ......................          --          (60,627)
                                                             -----------    -----------
  Net cash provided by financing activities ..............     1,703,380      5,210,248
                                                             -----------    -----------
Net increase in cash .....................................        11,464      2,795,960
Cash and cash equivalents at  the beginning of the period         49,673         61,137
                                                             -----------    -----------
Cash and cash equivalents at the end of the period .......   $    61,137    $ 2,857,097
                                                             ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            SUPPLEMENTAL INFORMATION

                                                             Year ended        Year ended
                                                           July 31, 1995     July 31, 1996
                                                           -------------     -------------
Cash payments for interest ...............................   $   83,288       $   89,303
Cash payments for income taxes ...........................          713            3,931

Supplemental schedule of noncash investing and
  financing activities:
  Capital lease obligations for equipment purchases ......      431,187             --
  Dividends accrued on preferred stock ...................       15,706           32,966
  Conversion of bridge notes into preferred stock ........      487,500             --
  Conversion of bridge notes into long term debt .........      487,500             --
  Issuance of common stock for software,technology rights,
    and intellectual property ............................       70,186             --
  Issuance of capital stock in satisfaction of expenses ..      121,294           84,000
  Conversion of accrued expenses into long term debt .....         --             11,625
  Conversion of accrued expenses into capital stock ......         --             41,404
  Conversion of dividends payable into preferred stock ...         --             48,672
  Original issue discounts associated with bridge
    financings ...........................................         --            545,875
  Conversion of long term debt into common stock .........         --          1,000,000
  Conversion of preferred stock into common stock ........         --          1,048,672


        The accompanying notes are an integral part of these consolidated financial statements

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CORPORATE STRUCTURE AND PRINCIPAL BUSINESS ACTIVITY:

Business and Organization

      Kideo Productions, Inc. ("Kideo-Delaware"), a Delaware corporation, was incorporated on June 24, 1994 and subsequently amended and restated its certificate of incorporation on December 28, 1994. As of January 9, 1995, Kideo-Delaware exchanged its common stock for all of Kideo-New York's (the operating company incorporated in New York in 1993) outstanding common stock whereby Kideo-New York became a wholly owned subsidiary of Kideo-Delaware. The accompanying consolidated financial statements include the accounts of Kideo-Delaware and its wholly owned subsidiaries, Kideo-New York and Kideo Productions (Canada), Inc. (collectively the "Company"). Kideo Productions (Canada), Inc. commenced operations in July 1995. All significant intercompany transactions balances have been eliminated.

      The Company develops, produces and markets personalized children's educational video tapes sold through direct sales, mail-order houses, children's toy stores and various catalogs. The principal shareholder developed the initial product line prior to the Company's commencement of operations. The Company is devoted to the development of multimedia products using emerging technologies with an emphasis on personalized products for children. The Company's sales are seasonal in nature based, in part, on purchases made during the months of October through December.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses of $1,578,573 and $ 3,059,000 for the years ended July 31, 1995 and July 31, 1996, respectively. Management believes that its current working capital together with anticipated revenues from operations and its current cash balances will be sufficient to fund the operations of the Company for at least one year from the date of these financial statements.

Revenue Recognition

      The Company generally records an account receivable and a corresponding liability for unearned revenue for video tape order kits shipped to mail order houses and retail stores. Revenue is recognized on the accrual basis when the video tape is shipped to the ultimate consumer.

Production Costs

      Deferred production costs consist of capitalized costs related to the production and development of the storylines of the Company's video tapes. The Company's policy is to amortize production costs over the anticipated revenue stream of the title, which it currently estimates to be two years. Management continually evaluates its policy as sales of each title are made.

      Certain technology rights, intellectual property and software related to the production of video products, amounting to approximately $192,000 ($121,814 in cash, legal costs and other items and $70,186 in common stock of the Company), were acquired on July 17, 1995 and are being amortized over a three-year period which commenced August 1, 1995 using the straight-line method. Depreciation and amortization charged to operations for the year ended July 31, 1996 amounted to $64,051.

Advertising Costs

      Advertising costs are charged to operations when the advertising first takes place. Advertising expenses for the years ended July 31, 1995 and 1996 were $182,149 and $96,889 respectively.

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation

      Depreciation of property and equipment is provided for principally by the straight-line method over the estimated useful lives of the respective assets.

Amortization of Debt Issuance Costs

      Debt issuance costs are amortized over the life of the debt or at the time of prepayment of the debt. See Note 7 for discussion of debt issuance costs amortized upon the consummation of the IPO.

Income Taxes

      The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires that the tax effect of temporary differences between the recorded carrying values and the adjusted tax basis of assets and liabilities be reflected in the financial statements at the tax rate at which the differences are expected to reverse. At July 31, 1995 and 1996, there were no material temporary differences between the book basis and tax basis of the Company's assets and liabilities.

      As of July 31, 1996, the Company had a net operating loss carryforward for both financial reporting and income tax purposes of approximately $5,038,000 available to offset future income through 2011. This resulted in a deferred income tax asset of approximately $2,267,000 for which the Company recorded a full valuation allowance due to the uncertainty of future realization of such losses. Based on the ownership changes arising from the initial public offering, utilization of the net operating loss carry-forward will be limited.

Pro Forma Net Loss Per Share

      Historical net earnings have been adjusted to give effect to employment contracts entered into during 1996, as if those contracts had been in effect from the beginning of each period presented.

      For the year ended July 31, 1995, pro forma net loss per share is determined by the weighted average number of shares of Common Stock outstanding during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"), Common Stock issued in connection with bridge financings, the Convertible Preferred Stock ("Preferred Stock"), the Convertible Subordinated Debentures ("Debentures") and warrants issued during the twelve months preceding the Initial Public Offering (see Note 6) at prices below the Initial Public Offering price have been included for all periods presented as if the shares were converted into Common Stock at the beginning of each period, even though they were antidilutive.

      For the year ended July 31, 1996, pro forma net loss per share is determined using the weighted average number of shares of Common Stock outstanding during the period, which is based upon: (i) Accounting Principals Board Opinion No. 15, "Earnings per Share", for the period after April 30, 1996, and (ii) SAB 83 for the period August 1995 through April 30, 1996, which includes the Common Stock issued in connection with the bridge financings, the Preferred Stock and the Debentures, as outstanding for the entire year and the warrants issued during the twelve months preceding the Initial Public Offering at prices below the Initial Public Offering price as outstanding through March 31, 1995. Historical loss per share data has not been presented as such information is not meaningful.

Warranty Costs

To date, the Company has not had any significant warranty costs for repair or replacement of its product. Based on current sales and historical experience, warranty costs, if any are charged to operations when incurred.

Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management affecting the reported amounts of assets, liabilities, revenue and expenses and the disclosed amounts of contingent assets and liabilities. Actual results could differ from those estimates.

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

      For comparability, certain 1995 amounts have been reclassified where appropriate to conform to the financial statement presentation used in 1996.

New Accounting Pronouncements

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not believe the adoption of SFAS No. 121 will have a material effect on its financial position or results of operations.

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-based Compensation," which is effective for financial statements with fiscal years beginning after December 15, 1995. Management has not yet determined what effect, if any, adoption of SFAS No. 123 will have on its financial position or results of operations.

2. PROPERTY AND EQUIPMENT:

         Property and equipment, at cost, consists of the following:

                                         July 31,       July 31,      Estimated
                                           1995           1996       Useful Life
                                         --------       ---------    -----------
Video production equipment
and related software ...............   $  862,466      $  930,861      3 years
Furniture and fixtures .............        5,653           5,653      7 years
Office equipment ...................       44,109          62,938      5 years
Leasehold improvements .............         --            20,836      3 years
                                         --------       ---------
                                          912,228       1,020,288
Less accumulated depreciation ......      145,851         462,254
                                         --------       ---------
                                         $766,377       $ 558,034
                                         ========       =========

      Included in property and equipment at July 31, 1995 and at July 31, 1996 is approximately $431,000 of assets acquired under capital leases. Accumulated depreciation on these assets as of July 31, 1995 and July 31, 1996 amounted to approximately $72,000 and $216,000 respectively. The property held under these leases is collateral for the related capital lease obligations described in
Note 5.

3.  OTHER ASSETS:

         Other assets consist of the following:
                                                          July 31       July 31,
                                                            1995          1996
                                                          --------      --------
Debt issuance costs ................................      $206,931      $   --
Deposits on capital lease obligations ..............       186,000       194,965
Technology rights and intellectual property ........        50,349        33,837
Security deposits ..................................        10,107        17,231
Capitalized content costs ..........................          --         472,255
                                                          --------      --------
                                                          $453,387      $718,288
                                                          ========      ========

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized content costs include the development, scripts, characters, props, filming and post production of new Kideo titles.

4. COMMITMENTS:

      The Company leases 8,600 square feet of space under several noncancelable operating leases for office, manufacturing and warehouse space. These leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses. In addition the Company rents additional office space on a month to month basis at a monthly rent of approximately $750.

Total rent expense for the years ended July 31, 1995 and 1996 amounted to $42,512 and $69,654, respectively. Future approximate minimum rental payments required are as follows:

Year ending July 31,
      1997 .......................................   $101,202
      1998 .......................................     99,596
      1999 .......................................     16,800
                                                     --------
                                                     $217,598
                                                     ========

      The Company has entered into employment contracts with five employees expiring at various times through December 1998. The aggregate minimum commitment for future salaries, excluding bonus, is as follows:

Year ending July 31,
      1997 .......................................   $435,000
      1998 .......................................    230,000
      1999 .......................................     72,917
                                                     --------
                                                     $737,917
                                                     ========

5. CAPITAL LEASE OBLIGATIONS:

      During the year ended July 31, 1995, the Company entered into several capital leases, totaling approximately $431,000, for the purchase of equipment. The Company paid deposits of $186,000 upon execution of the leases. The obligations are due in monthly installments of principal and interest aggregating $13,940 with interest rates ranging from 16% to 30%, through December 1997.

     Aggregate lease payments required under these leases at July 31, 1995 and July 31, 1996 are as follows:

Year  ending July 31,                                 1995         1996
---------------------                               --------     --------
1996 ...........................................    $191,786     $   --
1997 ...........................................     167,087      167,087
1998 ...........................................      84,250       84,250
                                                    --------     --------
                                                     443,123      251,337
Less amounts representing interest .............     103,622       23,846
                                                    --------     --------
                                                    $339,501     $227,491
                                                    ========     ========

6.  SHAREHOLDERS' EQUITY:

      In January 1996, the Company's Board of Directors authorized an increase in the number of shares of preferred stock from 100,000 to 5,000,000. In addition, the Company's Board of Directors authorized an increase in the number of shares of common stock from 400,000, $.01 par value, to 15,000,000, $.0001 par value, and

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

declared a stock split for which shareholders received 8.6545 shares of common stock for each share of common stock previously owned. The transaction described in this paragraph has been given retroactive effect in the accompanying July 31, 1995 financial statements and related notes.

      On June 25, 1996, the Company consummated an initial public offering of 1,400,000 common shares at an offering price of $5.00 per share and 1,610,000 warrants at an offering price of $.10 per warrant. The net proceeds to the Company were $ 5,560,000 after deducting issuance costs of $ 1,601,000, which were charged to equity. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.00 per share. The warrants will be exercisable for a 48-month period commencing one year from the effective date of the initial public offering.

      Upon the closing of the offering, the Company repaid $1,375,000 principal amount of bridge note financings. Included in the bridge note financings were payments to two officers for $125,000 and $300,000 to a director of the Company. In addition the Company converted the outstanding principal amount of $1,000,000 subordinated debentures into 279,889 shares of common stock and the 1,048.672 shares of outstanding preferred stock were converted into 293,533 shares of common stock. Additional loans of $61,472 in the aggregate were repaid to a shareholder and a former director out of the proceeds of the offering.

      The Company has granted to a director/shareholder and another shareholder certain preemptive rights to purchase additional shares of common stock to avoid dilution of their ownership in the event of certain sales of securities. The Company has the right to acquire all or a part of one of these shareholders' outstanding shares (up to 38,945 shares) for a price of up to $150,000 plus the fair value of outstanding options, warrants or other rights to purchase securities of the Company.

      In March 1995, options to purchase 19,272 shares of the Company were exercised by certain shareholders for an aggregate price of $47,450.

      In March 1995, the Company entered into an agreement with the majority shareholder of the Company granting an option to purchase up to 45,003 additional shares of the Company's common stock at an exercise price of $3.57 per common share (the then fair market value). The option may not be exercised unless the Company has earnings before income taxes of not less than $880,000 for the year ending July 31, 1996, and the option shall expire on December 31, 1999.

      In March 1996, the Company issued 24,000 shares of common stock, valued by the Company at $84,000 ($3.50 per share) at the time of the issuance, for legal services rendered in connection with the IPO.

7. NON RECURRING CHARGES RELATED TO THE SECURITIES RETIRED UPON THE IPO

      The Statement of Operations for the year ended July 31, 1996 reflects $ 1,221,060 of expenses related to financings that were either retired or converted into common shares in connection with the IPO. This consists of the following:

      Amortization  of debt issuance  costs
            outstanding  from July 31, 1995  ...................   $  206,931
      Amortization of debt issuance costs incurred
            in connection with bridge financings
            that closed during the year ended
            July 31, 1996 ......................................      189,560
      Amortization of original issue discount
            arising from the allocation of
            a portion of bridge financing proceeds
            to shareholder's equity, where shares of
            common stock were issued in addition
            to bridge notes issued at par value ................      585,475
      Interest incurred on debt retired from IPO
            proceeds or converted to common shares .............      151,094
      Redemption of certain warrants ...........................       88,000
                                                                   ----------
                                                                   $1,221,060
                                                                   ==========

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. BRIDGE NOTE FINANCINGS AND PRIVATE PLACEMENT OFFERING:

      The financing transactions described below were completed during the fiscal years ended July 31, 1995 and 1996. With the exception of warrants to purchase 83,975 shares of common stock, all notes, debentures and preferred shares were either redeemed, or converted into common stock before the IPO, or at the closing of the IPO.

      In September 1994, the Company borrowed an aggregate of $250,000 from a group of investors ("the Group") ("September 1994 Financing") evidenced by signed promissory notes bearing interest at 10% per annum. Upon the closing of the May 1995 Units Financing described below, $175,000 of these notes were converted into 1.75 of the units sold in the May 1995 Units Financing and $75,000 was repaid. In addition, upon closing of the May 1995 Units Financing, warrants to purchase up to 52,485 shares of common stock of the Company were issued to the Group in the September 1994 Financing. In connection with the Company's proposed initial public offering, these warrants were purchased for $88,000 by the Company. The purchase of these warrants was charged to operations during the year ending July 31, 1996.

      The Company borrowed an aggregate of $400,000 from a shareholder in October 1994 and March 1995. The borrowings ("Johnston Financing") bear interest at 12% per annum and in May 1995 were converted into four of the units sold in the May 1995 Units Financing (comprised of preferred stock and Debentures). In connection with this financing the shareholder received warrants to purchase 83,975 shares of common stock at various exercise prices. Subsequently, the shareholder and the Company have agreed that the exercise price will be $3.60 per common share.

      In December 1994, the Company received $400,000 from additional investors ("December 1994 Financing") evidenced by signed promissory notes totaling $420,000 including interest. Upon closing of the May 1995 Units Financing (as described below), the $400,000 of notes was converted into four of the units sold in the May 1995 Units Financing (comprised of preferred stock and Debentures) and $20,000 of interest was paid to the lenders.

      In 1995, the Company completed a private placement (the "May 1995 Units Financing") of its securities which consisted of an offering of 20 units at $100,000 per unit. Each unit consisted of 50 shares of convertible preferred stock ("Preferred Stock") and a 10% convertible subordinated debenture in the amount of $50,000 ("Debentures"). Both the Preferred Stock and the Debentures were convertible into common stock of the Company at a ratio of 279.9 shares of common stock for every 1 share of Preferred Stock or $1,000 face value of Debentures outstanding. Interest on the Debentures accrued at 10% per annum, 5% payable in cash and 5% payable in either cash or common stock of the Company or some combination thereof. Dividends accrued at a rate of 10% per annum payable semiannually, in cash or through the issuance of additional shares of Preferred Stock or any combination thereof. The net proceeds from the sale of the units were used to repay $75,000 of the September 1994 Financing and to meet the Company's working capital requirements. The balance of the September 1994 Financing, as well as the December 1994 Financing and the Johnston Financing, were converted into an aggregate of 9.75 of the 20 units sold in the May 1995 Units Financing. At July 31, 1995, the Company had closed on 19.125 units (including the 9.75 units issued upon conversion of prior financings). The Company closed on the remaining .875 units in October 1995 (Fiscal 1996).

      In connection with the Company's initial public offering, all the Preferred Stock and all of the Debentures were converted into shares of common stock of the Company.

      During October 1995, the Company completed a $300,000 private placement of its securities in connection with which it issued 90,000 shares of common stock and $300,000 of 9% promissory notes with interest payable semiannually. These notes were paid upon the completion of the Company's initial public offering. The Company recorded the common stock at an estimated fair value of $1.818 per share and recorded a related charge to earnings for $163,636 during the period the notes remained outstanding.

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In January 1996, the Company issued 25,000 shares of common stock and $125,000 of 9% promissory notes, with interest payable semiannually, to two of its officers for aggregate proceeds of $125,000 ("January 1996 Pre-Bridge Financing"). These notes were paid from the proceeds of the Company's initial public offering. The Company recorded the common stock at an estimated fair value of $2.32 per share and recorded a related charge to earnings for $58,014 during the period the notes remained outstanding.

      In February 1996, the Company completed an additional private placement of its securities (the "1996 Bridge Financing"). The private placement consisted of 15 units at a price of $50,000 per unit. Each unit consisted of 10,000 shares of common stock and a $50,000 unsecured non-negotiable promissory note bearing interest at 9% per annum. These notes were paid from the proceeds of the Company's initial public offering. The Company recorded the common stock at an estimated fair value of $1.823 per share and recorded a related charge to earnings for $273,825 during the period the notes remained outstanding. The Company received net proceeds of $590,000 after incurring issuance costs of $160,000, which were charged to earnings during the period the notes were outstanding.

      In June 1996, the Company completed an additional private placement of its securities (the "June Bridge Financing"). The private placement consisted of 2 units at a price of $100,000 per unit. Each unit consisted of 25,000 shares of common stock and a $100,000 unsecured non-negotiable promissory note bearing interest at 9% per annum. These notes were paid from the proceeds of the Company's initial public offering. The Company recorded the common stock at an estimated fair value of $1.80 per share and recorded a related charge to earnings for $90,000 during the period the notes remained outstanding. The Company received net proceeds of $180,000 after incurring issuance costs of $20,000, which were charged to earnings during the period the notes were outstanding.

9. STOCK OPTION PLAN

      In February 1996, the Board of Directors approved a stock option plan (the "Plan"), under which 350,000 shares of common stock were reserved for future issuance. The Plan provides for the sale of shares of common stock to employees of the Company, including officers and directors ( whether or not employees) as well as to consultants to the Company. For stock options granted before the closing of the Company's proposed initial public offering, the per share exercise price of such options must be $5.00 or more, and for stock options granted after the closing of the Company's proposed initial public offering, the per share exercise price of such options cannot be less than the fair market value of the shares of common stock on the date of grant, provided that the exercise price of any option granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares of common stock on the date of the option grant. The term of each option and the manner of exercise is determined by the Plan's administrators, but options granted under the Plan will become exercisable after the vesting period or periods specified in each option agreement. However, options are not exercisable after the expiration of 10 years from the date of grant (or 5 years from such date in the case of an option granted to a 10% stockholder). Through July 31, 1996, options to purchase 334,000 shares of common stock at an exercise price of $5.00 per share were granted under the Plan.

10. SIGNIFICANT CUSTOMER:

      During the years ended July 31, 1995 and 1996, approximately $220,000 and $201,000, respectively, of the company's sales were to one customer.

11. LITIGATION:

      The Company has applied for a registered trademark for the name "Kideo," however, this trademark has been previously registered by another party. On July 6, 1994, the Company began litigation against the successor to the original owner of the trademark before the Trademark Trial and Appeals Board of the United States Patent and

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trademark Office. That proceeding is currently suspended pursuant to a stipulation agreed upon by the Company and such successor while they discuss possible settlement. There can be no assurance that a settlement satisfactory to the Company can be reached. If a satisfactory settlement is not obtained the Company will pursue the original proceeding, and in the event that the Company does not prevail in the proceeding it does not believe that its business will be adversely affected.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 29, 1996

                                                   KIDEO PRODUCTIONS, INC.


                                                   By /s/ Richard L. Bulman
                                                      ---------------------
                                                      Richard L. Bulman
                                                      President


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                     Date
---------                   -----                                     ----


/s/ Richard L. Bulman       President and Chairman              October 29, 1996
---------------------       of the Board
Richard L. Bulman


/s/ Robert J. Riscica       Chief Financial Officer             October 29, 1996
---------------------
Robert J. Riscica


/s/ Richard D. Bulman       Director and Secretary              October 29, 1996
---------------------
Richard D. Bulman


/s/ Charles C. Johnston     Director                            October 29, 1996
-----------------------
Charles C. Johnston


/s/ Thomas Griffin          Director                            October 29, 1996
------------------
Thomas Griffin


/s/ Michael B. Solovay      Director                            October 29, 1996
----------------------
Michael B. Solovay