Form 10QSB
period 1996-10-31
KIDEO PRODUCTIONS INC
filed 1996-12-11
CIK 946073

United States
                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

                                       OR

| | TRANSACTION REPORT PURSUANT TO 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28158

                             KIDEO PRODUCTIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                                13-3729350
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


611 Broadway, Suite 523, New York, New York                        10012
--------------------------------------------------------------------------------
  (Address of principal executive office)                        (zip Code)


       212-505-6605                                     FAX 212-505-2142
--------------------------------------------------------------------------------
               (Issuer's telephone number including area code)

      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

As of December 10, 1996 2,939,014 shares of the issuer's common stock were outstanding.

      This report contains 9 pages.

                             KIDEO PRODUCTIONS, INC.

                                   FORM 10-QSB

                                      INDEX


PART I.   Financial Information:                                        Page No.

          Consolidated Balance Sheet - October 31, 1996
           and July 31, 1996.........................................      3

          Consolidated Statement of Operations - three months ended
           October 31, 1996 and 1995.................................      4

          Consolidated Statement of Cash Flows - three months ended
           October 31, 1996 and 1995.................................      5

          Notes to the Consolidated Financial Statements.............      6

          Management's Discussion and Analysis or Plan of Operation..      7

PART II.  Other Information..........................................      9

          Signatures.................................................      9

          Exhibit 11.1 ..............................................     10

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                   at October 31,   at July 31,
                                                       1996            1996*
                                                    -----------     -----------
ASSETS
Current Assets:
  Cash and cash equivalents ....................    $ 1,359,397     $ 2,857,097
  Accounts receivable ..........................        246,858          94,572
  Prepaid expenses .............................        311,449         139,720
                                                    -----------     -----------
      Total current assets .....................      1,917,704       3,091,389
Property and equipment, net ....................        748,307         558,034
Capitalized content costs ......................        753,575         431,861
Other assets ...................................        318,182         286,427
                                                    -----------     -----------
      Total assets .............................    $ 3,737,768     $ 4,367,711
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .............................    $   203,628     $    58,988
  Accrued expenses .............................        192,218         270,532
  Capital leases, current portion ..............        173,862         147,173
  Unearned revenue .............................        521,058         225,131
                                                    -----------     -----------
      Total current liabilities ................      1,090,766         701,824
Capital leases, long term portion ..............         74,733          80,318
                                                    -----------     -----------
      Total liabilities ........................      1,165,499         782,142
                                                    -----------     -----------
Shareholders' Equity
  Common Stock, $.0001 par value;
    authorized 15,000,000 shares,
    issued and outstanding 2,939,014 shares
    at July 31, 1996 and October 31, 1996 ......            294             294
  Additional paid-in capital ...................      8,737,136       8,737,136
  Accumulated deficit ..........................     (6,165,161)     (5,151,861)
                                                    -----------     -----------
      Shareholders' (Deficiency) Equity ........      2,572,269       3,585,569
                                                    -----------     -----------
Total liabilities and shareholders' equity .....    $ 3,737,768     $ 4,367,711
                                                    ===========     ===========

*   Derived from the Form 10-KSB

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                Three months ended
                                                                         October 31,          October 31,
                                                                            1996                 1995
                                                                         -----------          -----------
Sales ................................................................   $   105,801          $   126,871
Cost of sales ........................................................       175,453              133,689
                                                                         -----------          -----------
Gross profit (loss) ..................................................       (69,652)              (6,818)

Selling expenses .....................................................       444,372              200,746
General and administrative expenses ..................................       528,046              207,849
                                                                         -----------          -----------
Loss from operations .................................................    (1,042,070)            (415,413)
Other income (expense), net ..........................................        28,770              (10,920)

Non recurring expenses related to debt extinguished in
 connection with the Initial Public Offering .........................                            (51,633)
                                                                         -----------          -----------
Net loss .............................................................   $(1,013,300)         $  (477,966)
                                                                         ===========          ===========
Pro forma financial information
  Net loss ...........................................................                        $  (477,966)
  Pro forma adjustments for employment agreements ....................                            (64,000)
                                                                                              -----------
  Pro forma net loss for the three months ended October 31, 1995 .....                        $  (541,966)
                                                                                              ===========

Net loss per share ...................................................   $     (0.34)
                                                                         ===========
Pro forma net loss per share .........................................                        $     (0.40)
                                                                                              ===========

Weighted average number of shares outstanding ........................     2,939,014
                                                                         ===========
Pro forma weighted average number of shares outstanding ..............                          1,302,373
                                                                                              ===========

                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                          Three months ended
                                                                     October 31,       October 31,
                                                                        1996              1995
                                                                     ----------        ----------
Cash flows from operating activities:
  Net loss .....................................................    $(1,013,300)       $ (477,966)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization of operating assets ..........         98,138           100,478
    Effect of changes in operating assets and liabilities:
       Accounts receivable .....................................       (152,286)         (263,257)
       Prepaid expenses and other current assets ...............       (171,729)           20,765
       Other assets ............................................        (35,985)           (9,183)
       Accounts payable ........................................        144,640            32,521
       Accrued expenses ........................................        (78,314)          (16,793)
       Unearned revenue ........................................        295,927           336,555
                                                                    -----------        ----------
  Net cash used in operating activities ........................       (912,909)         (276,880)
                                                                    -----------        ----------

Cash flows from investing activities:
  Purchase of property and equipment ...........................       (284,181)          (54,048)
  Increase in capitalized content costs ........................       (321,714)             --
                                                                    -----------        ----------
  Net cash used in investing activities ........................       (605,895)          (54,048)
                                                                    -----------        ----------

Cash flows from financing activities:
  Proceeds from bridge notes ...................................           --             300,000
  Net proceeds from issuances of capital stock .................           --              32,125
  Proceeds from long term debt .................................           --              32,125
  Proceeds from lease financing ................................         72,753              --
  Repayment of loans payable - related parties .................           --                 200
  Principal payments on capital leases .........................        (51,649)          (23,079)
                                                                    -----------        ----------
  Net cash provided by financing activities ....................         21,104           341,371
                                                                    -----------        ----------
Net increase in cash ...........................................     (1,497,700)           10,443
Cash and cash equivalents at the beginning of the period .......      2,857,097            61,137
                                                                    -----------        ----------
Cash and cash equivalents at the end of the period .............    $ 1,359,397        $   71,580
                                                                    ===========        ==========

                             See accompanying notes.

                            KIDEO PRODUCTIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997.

      The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the year ended July 31, 1996 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

      For comparability, certain July 31, 1996 amounts have been reclassified where appropriate to conform to the financial statement presentation used at October 31, 1996.

                             KIDEO PRODUCTIONS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The information set forth in "Management's Discussion and Analysis or Plan of Operation" below includes "forward-looking statements" within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof.

Results of Operations

      The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

      Sales

      For the quarter ended October 31, 1996 approximately 4,100 personalized videos were produced and recorded as sold as compared to 4,800 personalized videos for the quarter ended October 31, 1995.

      Sales income for the quarter ended October 31, 1996 was $105,800 resulting in a decrease of $21,100 from $126,900 recorded for the quarter ended October 31, 1995. Retail and catalogue sales were down $12,000 and $32,600 respectively for the quarter ended October 31, 1996 as compared to the quarter ended October 31, 1995. Direct sales increased 75%, or $23,600 from $31,500 in the three months ended October 31, 1995 to $55,100 in three months ended October 31, 1996. The increase in direct sales is due to several direct marketing initiatives in print, direct mail and telemarketing as well as a higher level of consumer awareness.

      Cost of Sales

      Cost of sales increased $41,800, from $133,700 for the three months ended October 31, 1995 to $175,500 for the three months ended October 31, 1996. These costs reflect increased fixed expenses of rent, depreciation on additional equipment, the hiring of a manufacturing manager and additional expenditures incurred in producing two new video titles.

      Selling Expenses

      Selling expenses increased $243,700, from $200,700 in the quarter ended October 31, 1995 to $444,400 for the quarter ended October 31, 1996. Marketing and promotional programs accounted for approximately $238,500 of the increase. Payroll costs related to direct marketing and customer service increased as the Company built its infrastructure. These cost increases were offset by decreases in the costs of producing retail packaging and in commissions paid to third party salespersons.

      General and Administrative Expenses

      General and administrative expenses increased $299,300, from $228,700 in the quarter ended October 31, 1995 to $528,000 in the quarter ended October
31, 1996. The primary causes of this increase were in development expenses related to enhancing the technology used to personalize videos, costs incurred in connection with the Company's customer and production databases, increased staffing and increased professional fees. The development and database expenses are expected to be ongoing as the Company expands its video title offerings and production volume.

      For the quarter ended October 31, 1996 the Company had interest, dividend, and miscellaneous income of $37,500, mostly related to its cash and cash equivalent deposits.

Liquidity and Capital Resources

      The Company's working capital decreased $1,562,600 from $2,389,500 at July 31, 1996 to $826,900 at October 31, 1996. This resulted from a net operating loss of $1,013,300 offset by $98,100 in non-cash charges for depreciation and amortization and the use of $62,600 to build working capital exclusive of cash and cash equivalents. An additional $605,900 was spent on the purchase of property, equipment and capitalized content cost. Long term leases for capital equipment loans, net of principal payments, generated an additional $21,100.

      The Company's capital requirements in connection with its development of new product, infrastructure and marketing activities have been and will continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its new product development efforts), that the Company's working capital, together with anticipated revenues from operations and its current cash and cash equivalent balances, will be sufficient to fund the Company's operations and capital requirements to July 31, 1997. In the event the Company's plans change or its assumptions change or prove to be inaccurate, however, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of any additional financing, and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        There have been no material changes in the litigation reported in the Company's annual report on Form 10-KSB for the year ended July 31, 1996 as filed.

Item 2. Changes in Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        None.


Signatures

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Kideo Productions, Inc.

Date:   December 10, 1996     By: \S\ Richard L. Bulman
                                  ------------------------------------
                                   Richard L. Bulman
                                   President & Chief Executive Officer

Date:   December 10, 1996     By: \S\ Robert J. Riscica
                                  ------------------------------------
                                   Robert J. Riscica
                                   Vice President & Chief Financial Officer