Form 10QSB
period 1997-01-31
KIDEO PRODUCTIONS INC
filed 1997-03-17
CIK 946073

United States
                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                       OR

|_|  TRANSACTION REPORT PURSUANT TO 13 or 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

As of March 14, 1997 there were 2,939,014 shares of the issuer's common stock outstanding.

                             KIDEO PRODUCTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                          Page
                                                                            No.
PART I.   Financial Information

          Consolidated Balance Sheet-January 31, 1997
             and July 31, 1996 ..........................................  3

          Consolidated Statement of Operations-three and six
             months ended January 31, 1997 and 1996 .....................  4

          Consolidated Statement of Cash Flow-three and six months ended
             January 31, 1997 and 1996 ..................................  5

          Notes to the Consolidated Financial Statements ................  6

          Management's Discussion and Analysis or Plan of Operation .....  7

PART II.  Other Information ............................................  10

          Signatures ...................................................  11

          Exhibit 10.1 .................................................  12

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                     at January 31,  at July 31,
                                                         1997           1996*
                                                    ----------------------------
 ASSETS
Current Assets:
     Cash and cash equivalents .....................  $   400,419   $ 2,857,097
     Accounts receivable ...........................       86,976        94,572
     Inventory .....................................      120,245        17,038
     Prepaid expenses ..............................      120,724       122,682
                                                    ---------------------------
       Total current assets ........................      728,364     3,091,389
Property and equipment, net ........................      649,201       558,034
Capitalized content costs, net .....................      712,668       431,861
Other assets .......................................      359,283       286,427
                                                    ---------------------------
       Total assets ................................  $ 2,449,516   $ 4,367,711
                                                    ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ..............................  $   245,415   $    58,988
     Accrued expenses ..............................      159,536       270,532
     Capital leases, current portion ...............      244,182       147,173
     Unearned revenue ..............................      425,352       225,131
                                                    ---------------------------
       Total current liabilities ...................    1,074,485       701,824
Capital leases, long term portion ..................      124,572        80,318
                                                    ---------------------------
       Total liabilities ...........................    1,199,057       782,142
                                                    ---------------------------
Shareholders'  Equity
     Common Stock, $.0001 par value;
     authorized 15,000,000 shares,
     issued and outstanding 2,939,014 shares
     at January 31, 1997 and July 31, 1996 .........          294           294
     Additional paid-in capital ....................    8,737,136     8,737,136
     Accumulated deficit ...........................   (7,486,971)   (5,151,861)
                                                    ---------------------------
     Shareholders' (Deficiency)  Equity ............    1,250,459     3,585,569
                                                    ---------------------------
       Total liabilities and shareholders' equity ..  $ 2,449,516   $ 4,367,711
                                                    ============================
 *    Derived from the Form 10-KSB

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                 Three months ended             Six months ended
                                             January 31,      January 31,   January 31,  January 31,
                                                 1997             1996       1997           1996
                                          ------------------------------- --------------------------

Sales ................................      $     655,429   $   433,641   $   761,230    $  560,512
Cost of sales ........................            435,211       232,689       610,664       366,173
                                            ---------------------------   --------------------------
Gross profit  (loss) .................            220,218       201,157       150,566       194,339

Selling expenses .....................            809,353       214,243     1,253,725       414,989
General and administrative expenses ..            734,334       321,962     1,262,380       529,811
                                            ---------------------------   --------------------------
Loss from operations .................         (1,323,469)     (335,048)   (2,365,539)     (750,461)
Other income (expense), net ..........              1,659       (44,019)       30,429       (54,939)

Non recurring expenses related to:
     Debt extinguished in connection
     with the Initial Public Offering                --         (93,936)         --        (145,569)
                                            ---------------------------   --------------------------
Net loss .............................      $  (1,321,810)  $  (473,003)  $(2,335,110)   $ (950,969)
                                            ===========================   ==========================

Pro forma financial information
     Net loss ........................            N/A       $  (473,003)        N/A      $ (950,969)
     Pro forma adjustments for:
       Employment agreements .........            N/A           (10,000)        N/A         (74,000)
       Interest on debt assumed to be
       converted .....................            N/A            25,000         N/A          50,000
                                            ---------------------------   --------------------------
     Pro forma net loss for the period            N/A       $  (458,003)        N/A      $ (974,969)
                                            ===========================   ==========================

Net loss per share ...................      $       (0.45)                $     (0.79)
                                            =============                 ============
Pro forma net loss per share .........                      $     (0.34)                 $    (0.72)
                                                            ===========                  ===========

Weighted average number of shares
     outstanding ...................            2,939,014                   2,939,014
                                            =============                 ============
Pro forma weighted average number
     of shares outstanding ...........                        1,347,450                   1,347,450
                                                            ============                 ===========

                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                            Six months ended
                                                        January 31,  January 31,
                                                          1997            1996
                                                        ------------------------
Cash flows from operating activities:
     Net loss ......................................... $(2,335,110) $(950,969)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
      Depreciation and amortization of operating assets     317,391    164,952
      Amortization of loan discount ...................                 42,117
      Amortization of deferred debt costs .............                 37,368
      Write off of equipment ..........................     226,118
      Changes in operating assets and liabilities:
       Accounts receivable ............................       7,596    (42,937)
       Inventory ......................................    (103,207)
       Prepaid expenses and other current assets ......       1,958     37,987
       Other assets ...................................     (89,268)   (53,857)
       Accounts payable ...............................     186,427     99,950
       Accrued expenses ...............................    (110,996)    87,245
       Unearned revenue ...............................     200,221    202,863
                                                       -------------------------
          Net cash used in operating activities .......  (1,698,870)  (375,281)
                                                       -------------------------

Cash flows from investing activities:
     Purchase of property and equipment ...............    (553,476)   (66,760)
     Increase in capitalized content costs ............    (345,595)
                                                       -------------------------
        Net cash used in investing activities .........    (899,071)   (66,760)
                                                       -------------------------

Cash flows from financing activities:
     Proceeds from bridge notes .......................                425,000
     Net proceeds from issuances of capital stock .....                 32,125
     Proceeds from long term debt .....................                 32,125
     Proceeds from lease financing ....................     207,102
     Loans payable - related parties ..................                    200
     Principal payments on capital leases .............     (65,839)   (12,303)
     Payment of deferred offering costs ...............                (27,500)
                                                       -------------------------
        Net cash provided by financing activities .....     141,263    449,647
                                                       -------------------------
Net increase (decrease) in cash .......................  (2,456,678)     7,606
Cash and cash equivalents at
the beginning of the period ...........................   2,857,097     61,137
                                                       -------------------------
Cash and cash equivalents at the end of the period .... $   400,419  $  68,743
                                                       =========================

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The interim financial data is uanudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

     The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended July 31, 1996 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

     For comparability, certain July 31, 1996 amounts have been reclassified where appropriate to conform to the financial statement presentation used at January 31, 1997.

                             KIDEO PRODUCTIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The information set forth in "Management's Discussion and Analysis" below includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof.

Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Six  months ended January 31, 1997 and 1996

     Sales

     For the six months ended January 31, 1997, approximately 31,700 personalized videos were shipped as compared to 23,900 personalized videos for the six months ended January 31, 1996, representing an increase of 7,800 personalized videos, or 33%.

     Sales for the six months ended January 31, 1997 were $761,200; an increase of 36%, or $200,700, from $560,500 recorded for the six months ended January 31, 1996. Retail and catalogue sales were down $93,100 to $349,800 for the six months ended January 31, 1997 as compared to $442,900 for the six months ended January 31, 1996. Direct sales increased 248% , or $291,300, from $117,500 in the six months ended January 31, 1996 to $408,800 in six months ended January 31, 1997. The increase in direct sales was principally due to several direct marketing initiatives in print, direct mail, radio and telemarketing, as well as a higher level of consumer awareness resulting from television and newspaper exposure of the Company and its products during the six-month period. This exposure includes the Oprah Winfrey Show, EXTRA, Managing With Lou Dobbs and articles on the Company and its product in numerous newspaper and magazines such as Gannett Newspapers, NEWSWEEK and Equity Magazine.

     Cost of Sales

     Cost of sales increased $244,500, from $366,200 for the six months ended January 31, 1996 to $610,700 for the six months ended January 31, 1997. Incremental fixed expenses for rent on added manufacturing space in the current period, depreciation on additional equipment, the hiring of a manufacturing manager, additional expenditures in producing two new video titles and amortization of content creation costs of new programs comprised $227,900 of this increase. Direct labor and royalties increased due to the increase in volume.

     Selling Expenses

     Selling expenses increased $838,700, from $415,000 in the six months ended January 31, 1996 to $1,253,700 for the same period ended January 31, 1997. Marketing and promotional programs accounted for approximately $631,900 of the increase, of which $128,800 were related to launch costs for two new video titles: "Gregory and Me, See What I Can Do" and "Gregory and Me, My Amazing Animal Adventure ". Shipping costs increased due to the increase in volume and in higher rates incurred to meet holiday deadlines. Payroll costs related to direct marketing and sales support increased as the Company built its infrastructure to accommodate a high volume of business. These cost increases were offset by volume-related decreases in packaging for lower retail sourced sales and lower commissions to catalogue and retail representatives.

     General and Administrative Expenses

     General and administrative expenses increased $732,600, from $529,800 in the six months ended January 31, 1996 to $1,262,400 in the corresponding period ended January 31, 1997. The primary causes of this increase were in development expenses related to enhancing the technology used to personalize videos, costs incurred in connection with the Company's customer and production databases, increased staffing and increased professional fees. Product development expense increased $226,300 as compared to the same period for the previous year. One of the benefits derived from this expense was the adaptation of four of the Company's older video titles to new production systems, which run more efficiently. After a testing phase, the production of the Company's full line of titles using the new production system was implemented in January, 1997. Accordingly, a write-down in the amount of $226,000 for older less efficient equipment was recorded upon the completion of this testing phase. This equipment will be retired in the coming months.

     For the six months ended January 31, 1997 the Company realized $30,400 of interest, dividend, and miscellaneous income net of interest expense, mostly related to its cash and cash equivalent deposits. Interest expense and other non recurring debt expense decreased for the six months ended January 31, 1997 as compared to the six months ended January 31, 1996 due to the repayment of both long term debt and interim financing arrangements.

Three months ended January 31, 1997 and 1996

     Sales

     For the quarter ended January 31, 1997 approximately 27,600 personalized videos were shipped as compared to 19,100 personalized videos for the quarter ended January 31, 1996, resulting in an increase of 8,500 units, or 45%.

     Sales for the quarter ended January 31, 1997 were $655,400; an increase of 51%, or $221,800, from $433,600 in the quarter ended January 31, 1996. Retail and catalogue sales were $292,200 at January 31, 1997 down $48,500 for the quarter as compared to $347,700 for the quarter ended January 31, 1996. Direct-to-consumer sales increased 311% , to $353,700. This increase was due to several direct marketing initiatives in print, direct mail and radio, as well as a higher level of consumer awareness resulting from television and newspaper exposure of the Company and its products during the quarter.

     Cost of Sales

     Cost of sales increased from $232,700 for the three months ended
January 31, 1996 to $435,200 for the three months ended January 31, 1997. Incremental fixed expenses for rent on additional manufacturing space in the current period, depreciation on additional equipment, the hiring of a manufacturing manager and the amortization of content creation costs related to new video titles released in November and December comprised $167,800 of this increase. Direct labor and royalties increased with the increase in volume.

     Selling Expenses

     Selling expenses increased $595,200, from $214,200 in the quarter ended January 31, 1996 to $809,400 for the quarter ended January 31, 1997. Marketing and promotional programs accounted for approximately $393,500 of the increase, of which $128,800 were related to launch costs of two new video titles; "Gregory and Me: See what I Can Do" and "Gregory and Me: My Amazing Animal Adventure". Payroll costs related to direct marketing and sales support increased as the Company built its infrastructure and expanded its order processing capabilities in response to the higher volume of orders received during the

Christmas holiday season. These cost increases of $149,100 were offset by volume-related decreases in packaging for lower retail-based sales and lower commissions to catalogue and retail representatives.

     General and Administrative Expenses

     General and administrative expenses increased $412,300, from $322,000 in the quarter ended January 31, 1996 to $734,300 in the quarter ended January 31, 1997. The primary causes of this increase were in development expenses related to enhancing the technology used to personalize videos, costs incurred in connection with the Company's customer and production databases, increased staffing and increased professional fees. Product development expense increased $57,000 as compared to the same period for the previous year. One of the benefits derived from this expense was the adaptation of four of the Company's older video titles to new production systems, which run more efficiently. After a testing phase, the production of the Company's full line of titles using the new production system was implemented in January, 1997. Accordingly, a write-s down of $226,000 for older less efficient equipment was recorded upon the completion of this testing phase. This equipment will be retired in the coming months.

     For the quarter ended January 31, 1997, the Company realized $1,700 of interest, dividend, and miscellaneous income net of interest expense, mostly related to its cash and cash equivalent deposits. Interest expense decreased due to repayment of long term debt.

Liquidity and Capital Resources

     The Company's working capital decreased $2,735,700, from $2,389,600 at July 31, 1996 to a deficiency of $(346,100) at January 31, 1997. This resulted from a net operating loss of $2,335,100 offset by $543,500 in non-cash charges for depreciation, amortization and the write off of equipment and the use of $186,400 to build working capital exclusive of cash and cash equivalents. An additional $899,000 was spent on the purchase of property, equipment and capitalized content creation cost. Long term leases from capital equipment loans, net of principal payments, provided $141,300 of working capital.

     The Company's capital requirements in connection with its marketing activities have been and will continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, including assumptions regarding the progress and timing of its marketing, that the Company's working capital, together with anticipated revenues from operations and its current cash balances, may not be sufficient to fund the Company's operations and capital requirements to July 31, 1997.

     The Company is actively seeking sources of financing and is currently in discussion with several investors to provide working capital that the Company believes will be sufficient to sustain its operations through at least July 31, 1997. The Company has not entered into any agreements with any potential investors relating to providing funding to the Company, and there can be no assurance the the Company will be able to do so. If additional funding were obtained in the form of equity financing, such a financing could involve substantial dilution to the interests of the Company's existing shareholders. A failure to obtain additional funding would have a material adverse effect on the Company, including possibly requiring the Company to curtail significantly or to cease its operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material changes in the litigation reported in the Company's annual report on Form 10-KSB for the year ended July 31, 1996 as filed.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

               Pursuant to a resolution of the Board of Directors adopted prior to the closing of the Company's June 1996 initial public offering (the "IPO"), the Company on November 12, 1996 entered into indemnification agreements (the "Indemnification Agreements") with each the following persons (being all of the Company's directors and executive officers): Richard L. Bulman, Charles C. Johnston, Thomas Griffin, Richard D. Bulman, Michael B. Solovay, Robert J. Riscica, Marvin H. Goldstein, Joanne Denk, and Bradley Dahl. The Indemnification Agreements are given effect retroactive to June 24, 1996, the date on which the Securities and Exchange Commission declared the registration statement relating to the IPO to be effective.

     The Board of Directors authorized and directed the Company to enter into the Indemnification Agreements based in part upon the Board's determination that the Indemnification Agreements will enhance the Company's ability to continue to attract and retain individuals of the highest quality and ability to serve as its directors and officers.

     The form of the Indemnification Agreement is attached as an Exhibit to this Report.

     The Company is not aware of any pending or threatened claim against any of the Company's directors or officers for which indemnification may be sought.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits Required by Item 601 of Regulation S-B.

         Exhibit
         Number   Description
         ------   -----------
         10.1 Form of Indemnification Agreement, dated as of November 12, 1996 and made retroactively effective as of June 24, 1996, entered into between the Company and each of the following persons (being all of its directors and executive officers):
                    Richard L. Bulman, Charles C. Johnston, Thomas Griffin, Richard D. Bulman, Michael B. Solovay, Robert J. Riscica, Marvin H. Goldstein, Joanne Denk, and Bradley Dahl.

         (b) Reports on Form 8-K.

         None.

Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Kideo Productions, Inc.

Date:    March 14, 1997             By: \S\ Richard L. Bulman
                                        ----------------------------------------
                                        Richard L. Bulman
                                        President & Chief Executive Officer

Date:    March 14, 1997             By: \S\ Robert J. Riscica
                                        ----------------------------------------
                                        Robert J. Riscica
                                        Vice President & Chief Financial Officer