Form 10QSB
period 1997-04-30
KIDEO PRODUCTIONS INC
filed 1997-06-16
CIK 946073

United States
                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1997

                                       OR

          |_|  TRANSACTION REPORT PURSUANT TO 13 or 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28158

                             KIDEO PRODUCTIONS, INC.
--------------------------------------------------------------------------------
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

      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|. No |_|.

As of June 16, 1997 2,939,014 shares of the issuer's common stock were outstanding.

                             KIDEO PRODUCTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I      Financial Information:                                       Page
                                                                          No.

            Consolidated Balance Sheet-April 30, 1997
               and July 31, 1996........................................   3

            Consolidated Statement of Operations-three and nine
              months ended April 30, 1997 and 1996......................   4

            Consolidated Statement of Cash Flow-nine months ended
               April 30, 1997 and 1996..................................   5

            Notes to the Consolidated Financial Statements..............   6

            Management's Discussion and Analysis or Plan of Operation...   7

PART II.    Other Information...........................................  11

            Signatures..................................................  12

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                         at April     at July
                                                            30,         31,
                                                           1997        1996*
                                                     --------------------------
ASSETS
Current Assets:
    Cash and cash equivalents .....................  $    35,809   $ 2,857,097
    Accounts receivable ...........................       44,492        94,572
    Inventory .....................................      112,169        17,038
    Prepaid expenses ..............................       55,366       122,682
                                                     --------------------------
       Total current assets .......................      247,836     3,091,389
Property and equipment, net .......................      581,684       558,034
Capitalized content costs, net ....................      615,486       431,861
Other assets ......................................      156,674       286,427
                                                     --------------------------
       Total assets ...............................  $ 1,601,680   $ 4,367,711
                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ..............................  $   506,745   $    58,988
    Accrued expenses ..............................      256,884       270,532
    Capital leases, current portion ...............       95,142       147,173
    Unearned revenue ..............................      412,781       225,131
                                                     --------------------------
       Total current liabilities ..................    1,271,552       701,824
Capital leases, long term portion .................       89,987        80,318
                                                     --------------------------
       Total liabilities ..........................    1,361,539       782,142
                                                     --------------------------

Shareholders'  Equity
    Common Stock, $.0001 par value; authorized
    15,000,000 shares, issued and outstanding
    2,939,014 shares at July 31,1996 and
    April 30, 1997 ................................          294           294
    Additional paid-in capital ....................    8,737,136     8,737,136
    Accumulated deficit ...........................   (8,497,289)   (5,151,861)
                                                     --------------------------
    Shareholders' (Deficiency)  Equity ............      240,141     3,585,569
                                                     --------------------------
       Total liabilities and shareholders' equity .  $ 1,601,680   $ 4,367,711
                                                     ==========================

*    Derived from the Form 10-KSB

                            See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                     Three months ended         Nine months ended
                                    April 30,  April 30,      April 30,    April 30,
                                      1997        1996           1997        1996
                                 ------------------------    -------------------------
Sales ........................   $   301,960   $ 109,222    $ 1,063,190    $   669,734
Cost of sales ................       262,672     130,348        873,336        496,521
                                 ------------------------    -------------------------
Gross profit  (loss) .........        39,288     (21,126)       189,854        173,213

Selling expenses .............       598,270     121,074      1,851,995        536,063
General and administrative
 expenses ....................       440,408     275,480      1,702,788        805,291
                                 ------------------------    -------------------------
Loss from operations .........      (999,390)   (417,680)    (3,364,929)    (1,168,141)
Other income (expense),
net ..........................       (10,928)    (15,429)        19,501        (70,368)

Non recurring expenses
 related to:
    Debt extinguished in
    connection with the
    Initial Public Offering ..          --      (204,228)          --         (349,797)
                                 ------------------------    -------------------------
Net loss .....................   $(1,010,318)  $(637,337)    $(3,345,428)  $(1,588,306)
                                 ========================    =========================
Pro forma financial
information
    Net loss .................           N/A   $(637,337)           N/A    $(1,588,306)
    Pro forma adjustments
    for:
      Employment agreements ..           N/A         N/A            N/A        (74,000)
      Interest on debt
       assumed to be converted           N/A      25,000            N/A         75,000
                                 ------------------------    -------------------------
    Pro forma net loss for
     the period ..............           N/A   $(612,337)           N/A    $(1,587,306)
                                 ========================    =========================
Net loss per share ...........   $     (0.34)                $     (1.14)
                                 ============                ============
Pro forma net loss per share..               $    (0.45)                  $     (1.18)
                                              ===========                  ===========

Weighted average number of
 shares outstanding ..........     2,939,014                   2,939,014
                                 ============                ============
Pro forma weighted average
 number of shares outstanding                  1,347,450                     1,347,450
                                              ===========                  =============

                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                          Nine months ended
                                                       April 30,       April 30,
                                                          1997           1996
                                                      --------------------------
 Cash flows from operating activities:
   Net loss ........................................  $(3,345,428)  $(1,588,306)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization of operating
     assets ........................................      509,582       245,250
    Amortization of loan discount ..................                    148,872
    Amortization of deferred debt costs ............                     81,233
    Write off of equipment .........................      226,118
    Changes in operating assets and liabilities:
       Accounts receivable .........................       50,080        31,703
       Inventory ...................................      (95,131)
       Prepaid expenses and other current assets ...       67,316        41,666
       Other assets ................................      (89,292)      (94,002)
       Accounts payable ............................      447,757         4,574
       Accrued expenses ............................      (13,648)      110,503
       Unearned revenue ............................      187,650       131,592
                                                      --------------------------
         Net cash used in operating activities .....   (2,054,996)     (886,915)
                                                      --------------------------
 Cash flows from investing activities:
     Purchase of property and equipment ............     (563,929)      (66,760)
     Increase in capitalized content costs .........     (345,595)
                                                      --------------------------
       Net cash used in investing activities .......     (909,524)      (66,760)
                                                      --------------------------

Cash flows from financing activities:
     Proceeds from bridge notes ....................                  1,175,000
     Net proceeds from issuances of capital stock ..                     32,125
     Proceeds from long term debt ..................                     32,125
     Proceeds from lease financing .................      207,102
     Loans payable - related parties ...............                        400
     Principal payments on capital leases ..........     (249,464)      (45,461)
     Security deposits applied to capital leases ...      185,594
     Pymnet of debt issue costs ....................                   (160,000)
     Payment of deferred offering costs ............                    (85,098)
                                                      --------------------------
       Net cash provided by financing activities ...      143,232       949,091
                                                      --------------------------
 Net increase (decrease) in cash ...................   (2,821,288)       (4,584)
 Cash and cash equivalents at the beginning of the
  period ...........................................    2,857,097        61,137
                                                      --------------------------
 Cash and cash equivalents at the end of the
  period ...........................................  $    35,809   $    56,553
                                                      ==========================

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

      The interim financial data is uanudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

      The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended July 31, 1996 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

      For comparability, certain July 31, 1996 amounts have been reclassified where appropriate to to conform to the financial statement presentation used at April 30, 1997.

                             KIDEO PRODUCTIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The information set forth in "Management's Discussion and Analysis" below includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue influence on these forward-looking statements, as they speak only as of the date hereof.

General

The Company was organized in August 1993 to develop, manufacture and market personalized videos for children. The process of mass-producing individual videos featuring a subject's likeness and spoken name was developed internally by the Company. In October 1996 a U.S. patent application covering various aspects of the Company's digital personalization production process was allowed by the Patent Examiner.

The Company's products are marketed directly to consumers and also through catalogs and retail stores. All customer orders, regardless of their source, are processed at the Company's manufacturing plant in New York City. Revenue is recognized when the completed personalized video is shipped to the customer.

Results of Operations

The following discussion should be read in connection with the Company's financial statements and notes thereto appearing elsewhere in this report.

Nine month comparisons. Comparison of the nine month fiscal period begun August 1, 1996 through April 30, 1997("Current Period") against the nine month fiscal period begun August 31, 1995 through April 30, 1996 ("Prior Period"):

Sales: The Company shipped 40,914 personalized videos in the Current Period, an increase of 43% over the 28,695 units shipped in the Prior Period. During the Current Period, the Company released four new personalized video titles. Mystery of the Missing King, and Space Ace are animated titles that were released in October, 1996 with direct mail and telemarketing programs. In January, 1997, the Company released the first live-action and animation personalized videos, Gregory & Me: See What I Can Do! and Gregory & Me: My Amazing Animal Adventure. Both titles feature Gregory Gopher and his friends, proprietary characters developed by the Company. In the current nine month period, these four titles effectively doubled Kideo's offerings to eight proprietary titles. The Company also released a plush version of Gregory Gopher and a non-personalized audio cassette featuring the sound track from the videos. Sales of these ancillary products were not significant in the period. The newly released videos accounted for 30% of the total sales volume in the Current Period.

Sales increased 59% to $1,063,000, and include a 304% increase to $643,000 in direct-to-consumer sales. This increase reflects the cumulative results of the Company's direct marketing activities in the first nine months including direct mail, telemarketing, radio, print and television advertising, as well as a higher level of consumer awareness resulting from television and print exposure of the Company and its products. This exposure includes the Oprah Winfrey Show, EXTRA, Managing with Lou Dobbs and articles on the Company published by The New York Times, Gannett Newspapers, NEWSWEEK, and Equity Magazine.

Catalog and retail-sourced sales fell 19% to $413,000. A volume decline in the retail channel primarily reflects Prior Period marketing programs that were not rolled out in the Current Period. The number of catalogs offering Kideo products has increased from 16 in the Prior Period to 36 currently. Revenues from this source, however, are level with the Prior Period due to several factors. The timing of the release of the new Gregory & Me titles did not permit their inclusion in Christmas catalogs. Additionally, one of the Company's first and largest customers had been given an exclusive right to sell the Gregory & Me titles in the catalog channel, which limited their exposure. That exclusive right has expired. Since the catalog trade was limited to the four original titles, there was some price erosion in this channel.

Gross margin fell to 18% of sales in the Current Period from 26% in the Prior Period. Unit selling prices improved approximately 10% due to the shift in sales mix from catalog-sourced sales (wholesale pricing) to direct-to-consumer sales (retail pricing) Unit sales improved 43%. However, these positive results were offset by increases in fixed costs related to an expansion of production capacity (depreciation, rent, supervision, utilities). In addition, gross margin was negatively affected by amortization of Gregory & Me content development costs.

Selling expenses increased 246% to $1,852,000 from $536,000 in the Prior Period, reflecting the costs of marketing the new Gregory & Me titles through TV, radio, print, direct mail, and telemarketing. Retail marketing programs initiated in the Prior Period in the amount of $125,000 were not recurring in the Current Period.

General & administrative expenses increased 116% to $1,703,000 from $805,000 in the Prior Period. The Company provided for the disposal of certain production equipment during the second quarter in the amount of $226,000. This equipment was written off after the successful completion of tests allowing for the production of older Kideo titles on new, more efficient equipment. Research and development expenses increased $230,000 during the period, from $114,000 to $344,000. The remainder of interperiod change relates primarily to the higher expenses associated with being a public company (legal, shareholder reporting and insurance accouint for $246,000); and higher infractructure costs (payroll, benefits, depreciation on leasehold improvements and online services account for $296,000).

Loss from operations increased 188% to $3,365,000 from $1,168,000, reflecting the above changes. Most notably, the cost of launching the new Gregory & Me titles on radio and TV exceeded the revenues derived. One of the benefits of the launch was that the Company built a substantial database of leads derived from people calling an 800 number for free order kits. The Company intends to use cost-effective means to convert those leads into orders during the remainder of the fiscal year ending July 31, 1997, and into the Christmas season. Management is pursuing strategic marketing alliances with the intent to reduce its financial risk in direct-to-consumer promotions. There can be no assurances that these objectives will be achieved.

The loss from operations includes operating investments in infrastructure, including space expansion, operating systems, research & development, and management. In response to unprofitable promotions spending, the Company has implemented cost-saving measures that include across-the-board salary reductions, reductions in shipping costs, headcount, benefits, and discretionary spending. These actions were implemented in March and April, 1997.

Other income (expense): The Current Period reflects an excess of interest income from investments (Treasury bills, money market funds and corporate commercial paper) over lease interest expenses. The Prior Period reflects lease interest expenses only; there was no interest income in that period.

Nonrecurring expenses relate to interest, amortization of debt discount and issuance costs on securities that were extinguished from a portion of the proceeds of the Company's initial public offering.

Net Loss in the period was $3,345,000, or $1.14 per share on 2,939,000 average shares outstanding, vs. $1,587,000, or $1.18 per share on 1,347,000 average shares outstanding.

Three month comparisons: Comparison of the third fiscal quarter begun February 1, 1997 through April 30, 1997, ("Current Quarter") against the third fiscal quarter begun February 1, 1996 through April 30, 1996, ("Prior Quarter"):

Sales: The Company shipped 9,472 personalized videos in the Current Quarter, an increase of 100% over the Prior Quarter's shipments of 4,726. Sales increased 177% to $302,000 from $109,000 due to television and radio promotions during the current quarter. The direct-to-consumer channel, which returns higher per unit revenues, accounted for the entire increase.

Gross Margin improved to 13% of sales in the Current Quarter, compared with a negative gross margin of -19% in the Prior Quarter. Unit selling prices increased as the sales mix shifted to direct-to-consumer sales, which yield a higher, retail price than sales to catalogs and retailers, where the Company realizes a wholesale price. Higher sales volume also contributed to margin improvement, as the incremental sales, less the cost of labor and materials, allowed for better absorption of fixed manufacturing costs. Fixed manufacturing costs increased in the Current Quarter due to amortization of the Gregory & Me titles (in the Current Period only), and higher rent, supervision and utility costs due to the expansion of the Company's production capacity from the levels of the Prior Quarter.

Selling expenses increased 394% in the Current Quarter to $598,000 from $121,000 in the Prior Quarter, reflecting the cost of direct mail, radio and TV promotion during the period.

General and administrative expenses increased 60% to $440,000 from $275,000 in the Prior Quarter, reflecting higher professional fees in support of the Company's initiatives in the areas of patents & trademarks, new business development, finance, and regulatory reporting.

Loss from operations increased 139% to $999,000 from $418,000 in the Prior Quarter. Most notably, the cost of launching the new Gregory & Me titles on radio and TV exceeded the revenues derived. One of the benefits of the launch was that the Company built a substantial database of leads derived from people calling an 800 number for free order kits. The Company intends to use cost-effective means to convert those leads into orders during the remainder of the fiscal year ending July 31, 1997, and into the Christmas season. Management is pursuing strategic marketing alliances with the intent to reduce its financial risk in direct-to-consumer promotions and to develop a broader based distribution for the Company's products. There can be no assurances that these objectives will be achieved.

The loss from operations includes operating investments in infrastructure, including space expansion, operating systems, research & development, and management. In response to unprofitable promotions spending, the Company has implemented cost-saving measures that include across-the-board salary reductions, reductions in shipping costs, headcount, benefits, and discretionary spending. These actions were implemented in March and April, 1997.

Nonrecurring expenses in the Prior Quarter relate to interest, amortization of debt discount and issuance costs on securities that were extinguished from a portion of the proceeds of the Company's initial public offering.

Net Loss in the Current Quarter was $1,010,000, or $0.34 per share on 2,939,000 average shares outstanding, vs. $612,000, or $0.45 per share on 1,347,000 average shares outstanding.

Liquidity and Capital Resources

The Company's capital requirements have been and will continue to be significant. The Company's cash and cash equivalents declined from $2,857,000 at the fiscal year end, July 31, 1996 to $36,000 at the end of the third fiscal quarter, (April 30, 1997), a decrease of $2,821,000 . Cash used in operations was $2,055,000, representing the net loss of $3,345,000, net of non-cash charges of $736,000, and a net non-cash decrement of working capital. The Company expended $910,000 on the purchase of equipment and on capitalized content costs, and raised $143,000 from leasing transactions. At April 30, 1997, current liabilities exceeded current assets by $1,023,000.

On May 13, 1997 the Company closed on the first tranche of a $2,000,000 private placement of a newly authorized series of preferred stock, designated as the Series A 6% Convertible Participating Preferred Stock ("Preferred Stock"). The initial tranche was for $750,000, with subsequent tranches to be received as follows:

$500,000 thirty days after the effectiveness of a registration statement, $500,000 thirty days after receipt of the second tranche, and $250,000 thirty days after receipt of the third tranche. The subsequent tranches are subject to certain closing conditions and are avoidable by the Company in the event they are not required. Among the closing conditions on the subsequent tranches is the filing and effectiveness of a registration statement with the SEC covering the shares of Common Stock issuable upon conversion of the Preferred Stock.

The Preferred Stock will be convertible into common shares at a discount to the average of the three closing bid prices prior to conversion, which is at the option of the holder after July 12, 1997. The 6% dividend is payable in cash or in kind on each July 31st and January 31st, commencing with July 31,1998.

The Company believes that this private placement is sufficient to fund its working capital needs through December 31, 1997. In addition, management has taken actions to reduce the cash burn rate, including reductions in headcount, management salaries, shipping costs, employee benefits, and personal service contracts. Further, management is seeking strategic alliances to fund the marketing of its existing product line on a cost effective basis, to expand its catalog-sourced business and expand its product offerings with nationally recognized characters, and to more fully expose its patented personalization technology to the marketplace.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  There have been no material changes in the litigation reported in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.

Item 2.  Changes in Securities

                  (a) & (b) The Company's common stock, par value $.0001 per share (the "Common Stock"), is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.

                  On May 9, 1997, the Company's Board of Directors, acting pursuant to the authority granted under Section 4.2.1 of the Company's Certificate of Incorporation, authorized the creation of a series of the Company's Preferred Stock, par value $.0001 per share. The series so authorized is designated as the Series A 6% Convertible Participating Preferred Stock (the "Series A Preferred Stock") and consists of 4,000 shares, each share having a liquidation value of $1,000. There is no Preferred Stock currently authorized for issuance by the Company other than the Series A Preferred Stock.

                  On May 13, 1997, the Company consummated a private placement sale of 750 shares of Series A Preferred Stock. The shares were sold at their liquidation value, for a total purchase price of $750,000, in a transaction arranged through Gerard Klauer Mattison & Co., Inc., as placement agent. As a result of such sale, and in accordance with the terms of the Series A Preferred Stock and Section 4.3.2 of the Certificate of Incorporation, holders of Common Stock will rank junior to holders of Series A Preferred Stock in the event of any voluntary or involuntary liquidation, distribution or sale of assets, dissolution or winding up of the Company.

                  The following is a summary of certain terms and conditions relating to the Series A Preferred Stock and the agreements pursuant to which the Company effectuated the sale described above. The statements made in such summary (and in the two preceding paragraphs) are qualified in their entirety by reference to the following instruments filed as Exhibits to this Report: the Certificate of Designations relating to the Series A Preferred Stock (the "Certificate of Designations"); the Stock Purchase Agreement, dated as of May 13, 1997, between the Company and Sellet Marketing Corp. ("Sellet"); the Registration Rights Agreement, dated as of May 13, 1997, between the Company and Sellet; and the Joint Escrow Instructions, dated as of May 13, 1997, between the Company and Krieger & Prager, as Escrow Agent.

                  Subject to the satisfaction of certain closing conditions contained in the Stock Purchase Agreement, the Company pursuant to such agreement will have the option to sell to Sellet up to 1,250 additional shares of Series A Preferred Stock for aggregate additional consideration of up to $1,250,000. Among those conditions are the filing with the SEC (and the SEC's declaration of effectiveness) of a registration statement providing for the sale under the Securities Act of 1933 of the shares of Common Stock into which the Series A Preferred Stock may be convertible. As contemplated by the Registration Rights Agreement, the Company anticipates the filing of the registration statement no later than June 12, 1997.

                  Pursuant to the Certificate of Designations, the Series A Preferred Stock will be convertible at a holder's option into shares of Common Stock upon the first to occur of (a) July 12, 1997 and (b) the date as of which the SEC declares the registration statement to be effective (the "Effective Date"). In addition, under the Certificate of Designations, the Company has the right to cause a mandatory conversion of all outstanding shares of Series A Preferred Stock at any time after the one-year anniversary of the Effective Date.

                  The Certificate of Designations provides that the Series A Preferred Stock will initially be convertible (subject to customary anti-dilution adjustments) into common shares based upon the ratio of (a) the total liquidation value (at $1,000 per preferred share) of the preferred shares being converted, to (b) the then-effective conversion price. The conversion price at any point in time will be 80% of the prior three trading days' average of the closing bid price per share of Common Stock (as reported by Nasdaq).

                  The Certificate of Designations provides that dividends on the Series A Preferred Stock are payable semi-annually on each July 31st and January 31st, commencing with July 31, 1998. The Company has the option to pay any or all of the dividends through the issuance of additional common shares (utilizing the same conversion ratio as described above).

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)    Exhibits Required by Item 601
                         of Regulation S-B

                  None.

                  (b)    Reports on Form 8-K.

                  On May 27, 1997, the Company filed a report on Form 8-K relating to the sale of Preferred Stock described under Item 2 above.


SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIDEO PRODUCTIONS, INC.

Dated:  June 16, 1997


By /s/ Richard L. Bulman
   --------------------------------
   Richard L. Bulman
   President and Chief
     Executive Officer


By /s/ Robert J. Riscica
   --------------------------------
   Robert J. Riscica
   Vice President and Chief
     Financial Officer