Form 10QSB/A
period 1997-04-30
KIDEO PRODUCTIONS INC
filed 1997-06-20
CIK 946073

United States
                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
                               Amendment Number 1

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

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                     Three months ended         Nine months ended
                                    April 30,  April 30,      April 30,    April 30,
                                      1997        1996           1997        1996
                                 ------------------------    -------------------------
Sales ........................   $   301,960   $ 109,222    $ 1,063,190    $   669,734
Cost of sales ................       262,672     130,348        873,336        496,521
                                 ------------------------    -------------------------
Gross profit  (loss) .........        39,288     (21,126)       189,854        173,213

Selling expenses .............       598,270     121,074      1,851,995        536,063
General and administrative
 expenses ....................       440,408     275,480      1,702,788        805,291
                                 ------------------------    -------------------------
Loss from operations .........      (999,390)   (417,680)    (3,364,929)    (1,168,141)
Other income (expense),
net ..........................       (10,928)    (15,429)        19,501        (70,368)

Non recurring expenses
 related to:
    Debt extinguished in
    connection with the
    Initial Public Offering ..          --      (204,228)          --         (349,797)
                                 ------------------------    -------------------------
Net loss .....................   $(1,010,318)  $(637,337)    $(3,345,428)  $(1,588,306)
                                 ========================    =========================
Pro forma financial
information
    Net loss .................           N/A   $(637,337)           N/A    $(1,588,306)
    Pro forma adjustments
    for:
      Employment agreements ..           N/A         N/A            N/A        (74,000)
                                 -----------------------------------------------------
    Pro forma net loss .......           N/A   $(637,337)           N/A    $(1,662,306)
                                 ========================    =========================

    Additional pro forma
    adjustment for earnings
    per share calculation:
      Interest on debt
      assumed to be
      converted ..............           N/A      25,000            N/A         75,000
    Pro forma net loss used
      in earnings per share      -----------------------------------------------------
      calculation ............           N/A   $(612,337)           N/A    $(1,587,306)
                                 ========================    =========================

Net loss per share ...........   $     (0.34)                $     (1.14)
                                 ============                ============

Pro forma net loss per share..                $    (0.39)                  $     (1.01)
                                              ===========                  ===========

Weighted average number of
 shares outstanding ..........     2,939,014                   2,939,014
                                 ============                ============
Pro forma weighted average
 number of shares outstanding                  1,571,450                     1,571,450
                                              ===========                  ===========

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

Net Loss in the period was $3,345,000, or $1.14 per share on 2,939,000 average shares outstanding, vs. $1,662,000, or $1.01 per share on 1,571,000 average shares outstanding.

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

Net Loss in the Current Quarter was $1,010,000, or $0.34 per share on 2,939,000 average shares outstanding, vs. $637,000, or $0.39 per share on 1,571,000 average shares outstanding.

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