Form 10KSB
period 1997-07-31
KIDEO PRODUCTIONS INC
filed 1997-11-13
CIK 946073

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 1997 Commission file number 0-28158

                             KIDEO PRODUCTIONS, INC.
                 (Name of small business issuer in its charter)

                DELAWARE                                        13-3729350
     -------------------------------                        ----------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     611 BROADWAY, SUITE 523
     NEW YORK, NEW YORK                                         10012
     -----------------------                                    -----
     (Address of principal executive offices)                (Zip Code)

                     Issuer's telephone number 212-505-6605
       Securities registered under Section 12(b) of the Exchange Act: NONE
                Securities registered under Section 12(g) of the
                                 Exchange Act:

                                                          Name of each exchange
  Title of each class                                     on which registered
  -------------------                                     -------------------
COMMON STOCK, par value $0.0001 per share                           None
REDEEMABLE WARRANTS, exercisable at $4.00
per share of Common Stock for 4 years commencing June 24, 1997      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its fiscal year ended July 31, 1997 were $1.3million. As of October 6, 1997, 3,682,128 shares of Common Stock were outstanding (of which 1,172,386 shares were held, either directly or indirectly, by affiliates of the Company) and 1,610,000 Redeemable Warrants were outstanding. Based upon the average closing bid and asked prices of the Common Stock on Nasdaq on October 6, 1997, the aggregate market value of the common shares held by non-affiliates was approximately $3.7 million. In making this computation, all shares known to be owned by directors and executive officers of the issuer and all shares known to be owned by other persons holding in excess of 5% of the issuer's Common Stock have been deemed held by "affiliates" of the issuer. Nothing herein shall prejudice the right of the issuer or any such person to deny that any such director, executive officer or stockholder is an "affiliate."

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|.

                                     Part I

Item 1. Business

General

         In its approximately four year history, Kideo Productions, Inc. has succeeded in developing proprietary technologies and production processes which have made it the leading low-cost manufacturer of digitally personalized home videos for children ("Kideo"). Since commercially launching its first Kideos nationally in the spring of 1994, the Company has produced and marketed proprietary personalized home video titles for children aged two to seven. In 1998, Kideo will be releasing products featuring popular licensed characters, including personalized home videos featuring Barney, the star of the top-rated "Barney and Friends" PBS television series. Also in 1998, Kideo expects to expand its line of personalized products to include photo-personalized books, audio-personalized audiocassettes, and various other digitally personalized media products.

         In a Kideo personalized home video, a child's face and spoken name are digitally placed by a PC-based production system into a story template that has been stored as digital video. The digital video is then output to analog video, allowing the child to become the star in a personalized VHS videocassette. The Company currently markets eight proprietary Kideo titles for children. With its existing Kideos targeting the children's market, the Company has created -- and believes it dominates -- a unique product niche in the home video market.

         For its fiscal years ended July 31, 1996 and 1997, the Company had net losses of approximately $3,059,000 and $3,819,000, respectively, and it had an accumulated deficit of approximately $9,169,000, as of July 31, 1997. The report of independent public accountants on the Company's consolidated financial statements for the fiscal years ended July 31, 1996 and 1997 contain an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainty.

         On September 26, 1997 The Company was advised by the Nasdaq Stock Market that Nasdaq had deleted the Company's stock from listing in the Nasdaq SmallCap Market. The Nasdaq decision was based in part upon the Company's having not met, as reflected in its Form 10-QSB for the quarterly period ended April 30, 1997, the "total assets" and "capital and surplus" requirements for continued listing on the Nasdaq SmallCap Market. Despite the Company's submission of a plan for achieving compliance with those requirements, the Nasdaq decision indicated that the compliance panel lacked adequate confidence in the Company's ability to sustain long term compliance.

         The Company claims proprietary rights in its technologies and production process. In April 1997, the Company was issued a U.S. patent relating to its digital personalization production process (Patent No. 5,623,587). The Company believes that this patent could potentially have substantial value, since the Company expects that businesses owning characters that are popular in the children's home video and television markets will ultimately seek to exploit those characters in digitally personalized audiovisual products.

         Prior to 1997, the Company had marketed six Kideo titles (the "Original Kideos"), which were created utilizing the first generation of the Company's proprietary computerized production process. That production process resulted, in general, in a videocassette product that might be likened to a "video picturebook" - the child's personalized character appearing in an Original Kideo is capable of only a very limited range of partial-motion animation.

         In January 1997, the Company began marketing the first two titles in its new series of Gregory and Me Kideos. The Company created these titles utilizing a newly implemented proprietary production system. As a result of the improved computerized production technologies employed by this system, in a Gregory and Me title the child's personalized character can exhibit two-dimensional full- motion animation and can be made to interact with both two-dimensional animated versions and three-dimensional puppet versions of the Gregory and Me cast of proprietary characters -- who in each title are led by Gregory Gopher. It is this recently patented production process -- a sophisticated technological system for the low cost, mass production of digitally personalized videos -- which the Company believes will provide it with a meaningful near-term competitive advantage over new entrants into the emerging market for digitally personalized home video products.

         Each of the Original Kideos and Gregory and Me Kideos utilizes a digitally- stored video story template that features content and characters which are proprietary to the Company. The eight existing Kideo titles have playing time of approximately 20 minutes each and a suggested retail list price of $29.95. The Company believes, however, that more than half of all Kideos sold by its customers have been offered at an actual retail price of $34.95 or higher. To date, substantially all Kideos sold have been purchased by U.S. consumers. The Company historically has relied primarily on national catalogue retailers (such as Hammacher Schlemmer and Spiegel) to market and sell its products. Since the Underwritten Offering, however, the Company has increasingly been targeting its marketing strategies towards direct-to-consumer advertising and the development of relationships with established national distributors of children's home video products.

Operating Strategy

         The Company is focusing its near-term development efforts on the development of personalized products featuring licensed characters that are well-known in the children's home entertainment market. in June, 1997, the Company announced that it had been gratned a five-year exclusive license to produce and market personalized "Barney" home videos, and in October, 1997, the Company was granted a five-year license to produce and market personalized "Barney" books. The Compnany is currently in negotiations for additional character licenses, and the Company is also engaged in various discussions regarding marketing and other arrangements with companies that control those types of characters and/or that promote and distribute children's home video products through a broad range of domestic distribution channels, including retail outlets of various kinds. The Company is not seeking, or engaged in negotiations concerning, any arrangements that relate to any merger, consolidation, purchase or sale transaction involving the Company, any of its assets or any other business. The Company's long-term business strategy is to become a premier market leader, both domestically and internationally, in the development, manufacturing and marketing -- to children and other consumers -- of a wide variety of digitally personalized home video titles, other digitally personalized audiovisual products, and related articles of merchandise (both personalized and non- personalized). Included among the Company's product development goals are:

                  - to develop additional Kideo titles for children employing both proprietary and licensed characters, including (i) series of titles that -- like Barney -- feature the same cast of recurring characters, and (ii) titles for older children; and

                  - develop other digitally personalized audiovisual products likely to appeal to a demographic base spanning both children and adults, such as personalized screen savers and other personalized software products for personal computers.

         In addition, the Company will in general continue to seek to expand its product line by exploiting more sophisticated digital personalization technologies, as they become available, in order to offer to consumers progressively more sophisticated and entertaining personalized media products.

Technology Overview

         The production of Kideos was made possible by relatively recent advancements in the capabilities of affordable desktop personal computers ("Pcs") to process, manipulate and edit digital video information. A Kideo is created by overlaying a digitized photographic image of a child's face onto the body of an illustrated character embodied in a pre-existing digital story template and then recording, to an analog VHS videocassette, the resulting series of digital images to the accompaniment of music and narration. The narrative track is also personalized in appropriate places by inserting the spoken name of the child. In the future, the Company's current production technologies will enable it to manufacture Kideos in digital versatile disk ("DVD") and other digital formats.

         The three older titles of those comprising the Original Kideos -- Mr. Tibbs & the Great Pet Search; My Alphabet; and 1,2,3, Come Count With Me -- were conceived and produced by the Company prior to the Company's development of its recently patented digital personalization production process, using a less advanced production system (referred to herein as the "TVL system"). These three Kideo titles consist merely of 130 to 150 two-dimensional full-screen illustrated images (or "frames") in which the child appears as the main character together with other illustrated characters who comprise the standard content of the particular title. In the three Kideo titles produced with the TVL System, the illustrated body of the child's personalized character can be moved around within a frame, but only in a limited number of frames, and each frame appears on screen for almost six seconds before fading to the next frame. As a result, the finished Kideo product has a somewhat static appearance that might be likened to a "video picturebook," as distinguished from the full-motion animation a consumer experiences when viewing, for example, a videocassette of Disney's The Lion King. During the second half of 1996, the Company ceased producing the three older Original Kideos on the TVL system and began manufacturing them using the digital personalization production process in use currently by the Company.

         The fourth of the Original Kideo titles is My Christmas Wish. First introduced to the market in the latter half of 1995, this title was the first Kideo to be produced by the Company utilizing a newly-implemented system for the production of digitally personalized videos. Because the Company utilized some of the new and more advanced production technologies available to it with such system, the two-dimensional illustrated body of the child's personalized character in this title exhibits a significantly greater range of animated motion -- although still not full-motion animation. In My Christmas Wish, not only can the illustrated character be moved around the screen, but there is also movement within the illustrated body itself (i.e., arms can be raised, the head turned, etc.).

         In January 1997, the Company introduced to the market the first two titles of the Gregory and Me series of Kideos - See What I Can Do! and My Amazing Animal Adventure. In creating these two titles, the Company utilized some of the more advanced production capabilities afforded by its new digital personalization production process. As a result, in the first two Gregory and Me Kideos, the illustrated body of the child's personalized character exhibits two-dimensional full-motion animation (instead of merely partial-motion animation) and is able to interact with both two-dimensional animated versions and three-dimensional puppet versions of the Gregory and Me cast of proprietary characters.

         The Company's ultimate objective for the evolution of its digital personalization production process, however, is to create a manufacturing system capable of producing, at low cost, Kideos -- as well as other digitally personalized consumer media products -- in which the customer's personalized character can exhibit two dimensional or three dimensional full-motion animation in both its illustrated body and in the features of its personalized facial image (e.g., moving eyes and eyebrows and lips that move in synchronization with sound). The Company believes that such features may be required in order for digitally personalized media products to achieve broad consumer acceptance. There can be no assurance, however, that the Company will ever succeed in developing a production system capable of producing products with such features at a cost acceptable to the Company. For instance, while the Company believes that, at the present time, there are existing technologies (such as those that enabled Pixar Animation Studios to produce the feature film Toy Story) that could be used to produce products with such features, the costs associated with such production would make those products far too expensive for the broad-based consumer market.

Production of Kideo Products

         The Company's current digital personalization production process was developed in order to further the Company's ultimate objective of creating digitally personalized products featuring two-dimensional and three-dimensional full-motion animation. The Company developed this new system using, in large part, certain computer software assets and production technologies that it acquired through an asset purchase transaction consummated with a Canadian company in July 1995. See "Certain Transactions--1995 Technology Acquisition." The new production system (which is based upon the use of affordable, networked
PCs) produces Kideos by employing PC hardware, proprietary computer software and proprietary production technologies and components in combination with various commercially available multimedia production software applications.

         The Company claims proprietary rights in its production technologies and processes. In April 1997, the Company was issued a U.S. patent relating to its digital personalization production process (Patent No. 5,623,587). The Company believes that this patent could potentially have substantial value, since the Company expects that businesses owning characters that are popular in the children's home video and television markets will ultimately seek to exploit those characters in digitally personalized audiovisual products.

         The Company first used its current digital personalization production process in the development of My Christmas Wish. As a result, this title became the first Kideo title in which the illustrated body of the child's personalized character is able to exhibit actual two-dimensional partial-motion animation. The new Kideo production system is already capable, however, of producing an even wider range of motion than that exhibited by the personalized character in My Christmas Wish. The more advanced technologies utilized in the new system make it possible to produce a personalized video in which (i) the illustrated body of the child's personalized character can exhibit two-dimensional full-motion animation and (ii) the personalized facial image of the child's character can exhibit at least some limited motion, such as eyes that blink and lips that move up and down (although not necessarily in synchronization with the soundtrack). The Company expects that these improvements in the features of its Kideos will enable it to produce new titles that will be more entertaining and engaging for the child for whom a Kideo is purchased. To date, however, the Company has not made use in any Kideo titles of the capability to achieve partial animation of the personalized facial id's character. It is anticipated that this feature improvement will first be implemented at some time during 1998 in connection with a new title in the Gregory and Me series or in a future title featuring popular children's characters licensed from others (the development of which cannot be assured).

         The Company believes that -- in addition to improving the quality and features of the Company's products -- its new Kideo production system will afford it a variety of other competitive advantages, including these:

         o Reduced Production Time. When using the new production system, the time required to manually silhouette (or "cut") the customer's face and then for the PC to automatically size and place that face's digital image throughout a digital video template has been reduced by approximately 50% when compared with the time required for these procedures using the defunct TVL system.

         o Greater Production Yields. A single production station employing the Company's new production system is capable of producing approximately 160 personalized Kideos during an eight-hour shift, as compared to the less than 80 such Kideos that a single TVL-system production station was capable of producing during the same shift.

Product Fulfillment

         The Company designs, develops and produces its Kideo products as finished goods at its New York City facility, without employing any subcontractors in the production process. Pre-paid Kideo order kits are shipped to the Company's customers from third-party fulfillment centers. The components used in the production of Kideos (e.g., Pcs, commercially available multimedia production software applications, and VHS videocassettes and related labels and packaging) are readily available to the Company from a large number of competitively priced suppliers. Once ordered, a personalized Kideo is produced and shipped to the customer generally within two to four weeks after the order is received. There is consequently no meaningful backlog.

         The Company believes that it currently has the production capacity, personnel and other resources required in order to produce and deliver its existing Kideo products on a timely basis and in accordance with the Company's estimated demand for its products. This belief is derived in large part from the nature of the Company's new production system, which is comprised of modular production stations. In the case of its personalized Kideos, the Company's experience has been that one or more production stations can be added and the related production personnel trained in about one week. In addition, because the Company sells a Kideo by first selling the order kit for the desired title, the Company at any point in time can accurately forecast the short-term demand for its products based upon the number of Kideo on circulation. As a result, the Company believes that it can anticipate a need to add new Kideo production stations reasonably in advance of having actually to meet any increased future demand for its products.

The Existing Kideo Titles

         The six Original Kideo titles (Mr. Tibbs & the Great Pet Search; My Alphabet; 1,2,3, Come Count With Me; My Christmas Wish; Mystery of the Missing King; and Space Ace ) and the first two Gregory and Me titles (See What I Can Do! and My Amazing Animal Adventure) all feature characters developed by the Company respectively, Mr. Tibbs, Alexander G. Bear, Counting Cat, the Company's own version of Santa Claus and, in each Gregory and Me title, a cast of animal characters consisting of Gregory Gopher (the "host" of each title), Cyrus, Shelly, Ziggy and Zag. Each video story lasts for approximately 20 minutes.

         Each of the eight Kideo titles now being marketed has been designed to take advantage of the power of video personalization to stimulate the imagination of children by literally placing them in exciting and educational situations where they can see themselves learning and having fun. They ride on the back of a hippo while counting four turtles in a boat; they learn about the letter "L" by leapfrogging over Alexander G. Bear; and they dive beneath the sea to meet a tortoise. Mr. Tibbs even asks, "Sarah, would you like a zebra for a pet?" In My Amazing Animal Adventure, the child at one point sees her personalized character riding in a canoe with a three-dimensional puppet version of Gregory Gopher, who calls her attention - addressing her by name - to various animals they are passing on the river.

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

         Each of the existing Kideo titles currently has a suggested retail list price of $29.95. The Company believes, however, that more than half of all Kideos sold to date by its customers have been offered at an actual retail price of $34.95 or higher, and the Company is considering raising its suggested retail list price to $34.95 in the near future.

Potential Future Products

         There can be no assurance that the Company will ever be successful in developing any of the potential new products described below (or their associated production methodologies), that it will have the financial and other capabilities required to commercialize such new products, or that any of such products, if commercialized, will be successfully marketed by the Company or contribute materially to the Company's future revenues or profits (if any).

         Near-Term Product Development Goals

         From among the many conceivable new product opportunities envisioned by the Company, it currently intends, in the short- to near-term, to continue to direct its product development efforts towards the market segment that it believes it has largely created and accordingly knows best -- the home-consumer market for digitally personalized home entertainment products for children. The Company intends to feature well-known licensed characters in the majority of future product releases, the first of which will be the Company's lines of personalized "Barney" home videos and books, to be released in early 1998.

         The two titles that now comprise the Gregory and Me series are being produced utilizing the Company's recently-patented digital personalization production process, and the cast of proprietary characters appearing throughout this new series appear at different times as two-dimensional animated characters and three-dimensional live action puppet-based characters. The child's personalized character interacts with these other characters in various entertaining environments. The illustrated body of the child's personalized character exhibits two-dimensional full-motion animation. In addition, in the two Gregory and Me Kideos the child's personalized character appears throughout each title on a nearly continuous basis (whereas in the four Original Kideos the personalized character appears far less frequently).

         New Digitally Personalized Products. The Company is in the process of expanding its manufacturing capabilities to allow for the low-cost mass production of additional digitally personalized home entertainment products. Those products include photo-personalized books, audio-personalized audiocassettes, and various digitally personalized printed products. The Company plans to feature popular licensed characters in the majority of products produced using these new manufacturing capabilities.

         Kideo Related Merchandise. By using proprietary content and characters to expand its line of Kideos, the Company believes that it may be able to leverage the investment it makes in the creation of such characters into an additional revenue stream, i.e., by selling other, related merchandise featuring those same characters. Mr. Tibbs, Alexander G. Bear and Counting Cat, for instance, could all be produced as plush stuffed-animal toys or could be featured in children's coloring books and work books. The Company currently is marketing a plush toy version of Gregory Gopher as well as an audio cassette containing the songs that are sung by Gregory Gopher, Cyrus, Shelly, Ziggy and Zag in See What I Can Do and My Amazing Animal Adventure.

         Kideo Products Featuring Popular Licensed Characters. Although the Company historically has focused on the development and exploitation of its proprietary content, it has not ignored potential opportunities to expand its line of Kideos to include titles featuring licensed characters that are popular in the children's market. Since the Company's successful implementation of its new production process in the manufacturing of the Gregory and Me titles and the U.S. Patent Examiner's grant of the patent claims relating to aspects of that production process, the Company has increasingly devoted management resources to the development in the near-term of Kideo titles featuring licensed characters. In furtherance of that development objective, the Company has been granted five-year licenses for "Barney" personalized home videos and books, and the Company is currently seeking out additional licensing, marketing and other arrangements with companies that control those types of characters and/or that have the demonstrated financial and operational capabilities to promote and distribute children's home video products through a broad range of domestic distribution channels, including retail outlets of various kinds. In a Kideo title featuring licensed characters, the child's personalized character will appear alongside and interact with animated characters (e.g., 101 Dalmations and Bugs Bunny) or live-action characters (e.g., Barney and Big Bird).

         In pursuing these product development goals, the Company is not seeking, or engaged in negotiations concerning, any arrangements that relate to any merger, consolidation, purchase or sale transaction involving the Company, any of its assets or any other business.

         Longer-Term Product Development Goals

         The Company expects that, over the course of the next several years, the digital/electronic audiovisual media industries will experience significant growth and that this growth could present businesses employing technologies like those the Company has developed with numerous opportunities to apply digital personalization to virtually any popular media content. While no assurance can be given to this effect, such opportunities could someday in the future result in consumer products that might conceivably include personalized computer screen savers, personalized interactive video games or even personalized interactive television programming. In order to capitalize on such opportunities, it is part of the Company's long-term strategy for the development of future products to create digitally personalized home entertainment products that are likely to appeal to a broad demographic base, spanning both children and adults. The Company also intends to continually seek to expand its product line by exploiting more sophisticated digital personalization technologies, as they become available, in order to offer progressively more sophisticated and entertaining personalized media products.

Marketing

         General

         The Company believes that it has developed important sales and distribution relationships with some of the country's most respected catalogue retailers and retail stores. During the 1997 Fiscal Year, Kideo order kits were available for purchase at various times through such national mail order catalogues as Hammacher Schlemmer, Spiegel, Personal Creations, Fingerhut, Celebration Fantastic, One Step Ahead, Johnson Smith, Just Between Us, Critics Choice Video and Troll Learn & Play. Since the Company first began marketing its products, sales through catalogue retailers have historically been the primary distribution outlet for Kideos. More recently, however, direct- to-consumer sales have increased substantially, as the Company has explored and tested various types of direct marketing campaigns (including television, radio and direct mail). With the objective of reducing overall selling expenses while sustaining steady growth, in 1998 the Company's direct marketing efforts will consist largely of a combination of low cost direct-to-consumer sales achieved through marketing and promotional partnerships with third parties, and direct marketing programs that have yielded profitable returns.

         Catalogue Sales

         During the 1997 Fiscal Year, catalogue sales accounted for approximately 40% of the Company's revenues. The Company believes that the initial placement of Kideo information in mail order catalogues resulted largely from the Company's engagement of an independent national catalogue representative who represents over forty catalogues nationwide. This representative (who is still being utilized by the Company) receives 15% of the net sales proceeds generated by its product placements. Because of the success generally experienced by Hammacher Schlemmer and other catalogue retailers who were among the first to offer Kideos in their catalogues, the Company currently is finding it increasingly easy to convince other catalogue retailers to feature Kideos in their publications.

         In October, 1997, the Company mailed the first edition of The Kideo Catalog, a sixteen page four-color consumer catalog featuring the full line of the Company's products. In 1998 the Company plans to mail several editions of The Kideo Catalog. The next edition will be mailed in April and will prominently feature the new Barney personalized products.

         Retail Distribution

         To date, sales of Kideos through retail toy stores and other retailers have not been a significant source of revenues. For the 1997 Fiscal Year, sales of Kideos through retail outlets accounted for approximately 4% of the Company's revenues. In March 1994, the FAO Schwarz flagship store on Fifth Avenue in New York City became the first retail store to market the Company's products. The store used an in-store display that provided order kits for Kideos. Most retailers typically sell a Kideo order kit for $34.95.

         In 1998 the Company plans to distribute Barney personalized home videos through video retail stores, toy stores, and mass merchants. The Company is currently engaged in discussions with possible entertainment distribution companies regarding retail distribution rights for the Company's Barney line of products.

         Direct Sales

         Direct sales to consumers accounted for approximately 56% of the Company's revenues for the 1997 Fiscal Year (as compared to approximately 27% of revenues for the prior fiscal year). During Fiscal 1997, the Company experienced a 365%% increase (to $745,000) in direct-to-consumer sales as compared to the corresponding period in the prior fiscal year. The Company believes that this increase reflects the cumulative results of the Company's direct marketing activities (including television and radio advertising and direct mail campaigns) undertaken by utilizing proceeds from its June 1996 IPO. Before the consummation of the IPO, the high costs of developing a broad-based direct marketing capability had prevented the Company from engaging in meaningful direct marketing activities.

         The Company believes that its direct-to-consumer sales benefited also from a higher level of consumer awareness resulting from television and print exposure of the Company and its products, including television exposure on the Oprah Winfrey Show, EXTRA, Managing with Lou Dobbs, and articles on the Company published by The New York Times, Gannett Newspapers, Newsweek, and Equity Magazine. The Company anticipates that its release of its line of personalized Barney products in April 1998 will attract significant media attention due to both the popularity of the Barney character, and the release of the first Barney feature film, Barney's Great Adventure, with which the Company has timed the launch of its Barney products to coincide. The Company believes this exposure will contribute positively to its direct-to-consumer sales.

         Beginning with the launch of the Company's line of personalized Barney products in April, 1998, the Company plans to rely largely on low-cost cooperative direct marketing efforts that the Company is currently developing with various marketing and promotional partners. For the Barney product launch the Company will be partnering with various entertainment and consumer product companies to make the Company's products available through in-store promotions, package inserts, and assorted other programs. Promotional partners include Polygram Filmed Entertainment (promotions of Kideo titles in theaters), Chef Boyardee (7.2 million Kideo promotions on Chef Boyardee Jr. cans), Lyrick Studios (Kideo order forms in Barney home video; Kideo trailers on Barney home videos; mailings to 800,000 member Barney fan club), and Kodak (Kideo offers at Kodak Qualex photo-finishing locations). The Company intends to use the personalized Barney product marketing plan as a model for future direct-to-consumer marketing efforts.

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

         To the Company's knowledge, at present there is only one other company marketing personalized video media of any kind: U.R. The Star ("URTS"). URTS, a Florida-based company, has been in the personalized video business since 1993. The Company believes that URTS currently offers six stories, each having a suggested retail list price of $19.95. Although the URTS product features a combination of two-dimensional and three-dimensional partial motion animation, the Company does not believe that these products compete effectively with Kideos on the basis of quality. While each URTS tape is approximately 12 to 15 minutes long, for example, the child's face will appear on-screen only for a total of approximately 60 seconds. Several minutes can pass without the child's face appearing at all. The Company does not believe that URTS engages in substantial marketing of its stories through major national catalog retailers, direct mail-order solicitations or television advertising.

         There are numerous other companies involved in video media production who could possibly enter the personalized market segment in which the Company is doing business. Many of such companies have substantially greater financial, technical, research, development, production, marketing and other resources than those of the Company. Although the Company believes -- based upon the technical expertise it has developed in its market and the quality, price and features of its products -- that it will be able to compete favorably with its existing and future competitors, there can be no assurances in this regard. In light of the fact that the personalized video media business is in the earliest stages of its development, there also can be no assurance that existing or future competitors of the Company will not develop technologies and products that are significantly superior to those of the Company, or that their products will not gain substantially greater market acceptance, or that developments ill not ultimately render the Company's technologies obsolete or its products unmarketable.

         Despite risks of this nature, the Company believes that its recently patented digital personalization production process will provide it with a meaningful short-term to near-term competitive advantage over new entrants into the emerging market for digitally personalized video products. The Company does not believe that even well-financed potential competitors will be able, in a relatively short period of time, to successfully research, develop, test and implement production systems capable of low-cost mass production of digitally personalized videos.

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

         In April 1997, the Company was issued a U.S. patent relating to its digital personalization production process (Patent No. 5,623,587). None of the Company's intellectual property rights, however, are currently the subject of any issued patents in any foreign jurisdiction. The Company believes that this patent could potentially have substantial value, since the Company expects that businesses owning characters that are popular in the children's home video and television markets will ultimately seek to exploit those characters in digitally personalized audiovisual products.

         Patents and patent applications, like the ones issued to and filed by the Company, involve complex legal and factual questions, and the scope and breadth of patent claims that may have issued, or that may be allowed in the future, is inherently uncertain. As a result, even when a patent is issued to a company, there can be no assurance as to the degree or adequacy of protection that such patent may afford.

         Three federal trademark applications are currently pending in the United States with respect to the name "Kideo," and corresponding trademark applications have been filed in Australia, France, Germany, Japan, Spain and the United Kingdom. However, since one or more other parties may have rights to this trademark (in this country and/or overseas), there can be no assurance that the Company will ultimately obtain a registered trademark for the word "Kideo" for use with respect to its products and services. A federal trademark application also is currently pending in the United States with respect to the name "Gregory and Me."

         The Company also claims proprietary rights in its personalized sticker books. In April 1997, the Company filed a U.S. patent application covering the sticker books themselves and the process for making the personalized sticker books.

Employees

         As of November 7, 1997, the Company employed 15 full-time employees and 19 seasonal employees. The Company's employees are not represented by any labor organizations. Management believes that its relationship with its employees is good.

Item 2. Property

         The Company's principal executive office consists of approximately 6,000 square feet of leased space in New York City, of which approximately 2,400 square feet are used for offices and 3,600 are used for the manufacturing of Kideos. In addition to customary office furnishings and equipment, the Company's tangible property is comprised primarily of the PC hardware, digital image scanning equipment, VHS video cassette recorders and related hardware that constitute its system for the production of digitally personalized videos.

Item 3. Legal Proceedings

         The Company has adopted and used the word "Kideo" as its principal trademark for its products and services. The Company has applied for registration of this trademark in the United States, Australia, France, Germany, Japan, Spain and the United Kingdom. Another party had previously registered two allegedly similar trademarks but had ceased using them and had filed for bankruptcy under Chapter 11. On July 6, 1994, the Company commenced proceedings, before the Trademark Trial and Appeals Board of the United States Patent and Trademark Office, against such party's successor (the "Successor"), seeking to obtain the cancellation of these trademarks on the basis of abandonment. The Company has prevailed in one proceeding, but the other proceeding is still pending. This latter proceeding is currently suspended, pursuant to a stipulation agreed upon by the Company and the Successor, while they complete the formalities of a settlement. In this settlement, the Successor has agreed to withdraw its registration and a pending application to register the mark "Kideo" and to cease using this mark in the United States. The settlement agreement has been prepared, agreed to by both parties, and is in the process of being executed. The Company does not anticipate any reason why the settlement agreement would not be executed and delivered by the Successor.

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

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during fiscal 1997.

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Market For Common Stock

         On September 26, 1997 The Company was advised by the Nasdaq Stock Market that Nasdaq had deleted the Company's stock from listing in the Nasdaq Small Cap Market. The Nasdaq decision was based in part upon the Company's having not met, as reflected in its Form 10-QSB for the quarterly period ended April 30, 1997, the "total assets" and "capital and surplus" requirements for continued listing on the Nasdaq Small Cap Market. Despite the Company's submission of a plan for achieving compliance with those requirements, the Nasdaq decision indicated that the compliance panel lacked adequate confidence in the Company's ability to sustain long term compliance.

         The Common Stock and Warrants are traded in the Over the Counter Market under the respective symbols KIDO and KIDOW. The following table sets forth the range of the high and low bid information (as provided by Nasdaq and Bloomberg) of these securities since June 24, 1996 (the effective date of the Underwritten Offering). Such information may reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

                                            Common Stock          Warrants
                                         ------------------   ------------------
                                         Low Bid   High Bid   Low Bid   High Bid
                                         -------   --------   -------   --------
FISCAL 1996:
4th Quarter (from 7/31/96) .........      2-1/8      5-3/8      3/8       1-1/2
FISCAL 1997:
1st Quarter ........................      2-3/4      4-1/8      1/2       1-1/8
2nd Quarter ........................          2      3-1/2      3/8         7/8
3rd Quarter ........................      2-3/4      4-1/8      3/8           1
4th Quarter ........................      2-1/2      4-1/8      14/32     15/16
FISCAL 1998:
1st Quarter (ended 10/31/97) .......      15/16      2-5/8      3/16      25/32

         Holders of Record

         As of October 6, 1997, there were approximately 466 record holders of Common Stock, 9 record holders of Warrants, and one record holder (Sellet) of Preferred Stock.

         Dividends

         The Company has never paid any cash dividends on its Common Stock, and the Board does not intend to declare or pay any dividends on its Common Stock in the foreseeable future. The Board currently intends to retain all available earnings (if any) generated by the Company's operations for the development and growth of its business. The declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board and will depend upon a variety of factors, including the earnings, capital requirements and financial position of the Company and general economic conditions at the time in question. In the case of cash dividends payable on the Common Stock (if ever declared by the Board), the Company's ability to pay them at any time after the date hereof may depend upon whether, at that time, it has satisfied in full its obligations to pay all dividends then accrued but unpaid on any then-outstanding shares of Series A Preferred Stock (the dividends on which may be paid by the Company, at its option, wholly or partly in cash and/or shares of Common Stock). In addition, the payment of cash dividends on the Common Stock in the future could be limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of other debt securities of the Company) or by the terms of any additional series of Preferred Stock that may be issued.

         Under the terms of the Series A Preferred Stock indenture, a dividend of $10,000 accrued through July 31, 1997. The dividend is payable in (i) cash, or (ii) in stock, the number of shares to be issued determined on the same basis as the conversion feature of the Preferred Stock. The Preferred Stock dividend is payable on July 31, 1998.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company was organized in August 1993 (and began operations in November 1993) to develop, manufacture and market digitally personalized videos for children. The process of mass-producing personalized videos was developed internally and supplemented with additional technology purchased in 1995 (see "1995 Technology Acquisition" below). The Company claims proprietary rights in its technologies and production process. In April 1997, the Company was issued a U.S. patent relating to its digital personalization production process (Patent No. 5,623,587).

         The Company has incurred substantial operating losses since its inception, resulting in an accumulated deficit of approximately $9,169,000 as of July 31, 1997. For its fiscal year ended July 31, 1996, the Company had revenues of approximately $761,000 and a net loss of approximately $3,059,000, and, for the year ended July 31, 1997, the Company had revenues of approximately $1,346,000 and a net loss of approximately $3,819,000. The Company expects that it will continue to operate at a loss until such time, if ever, when its operations generate sufficient revenues to cover its costs. The report of independent accountants on the Company's consolidated financial statements for the fiscal years ended July 31, 1996 and 1997 contain an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainty.

         On September 26, 1997 The Company was advised by the Nasdaq Stock Market that Nasdaq had deleted the Company's stock from listing in the Nasdaq Small Cap Market. The Nasdaq decision was based in part upon the Company's having not met, as reflected in its Form 10-QSB for the quarterly period ended April 30, 1997, the "total assets" and "capital and surplus" requirements for continued listing on the Nasdaq Small Cap Market. Despite the Company's submission of a plan for achieving compliance with those requirements, the Nasdaq decision indicated that the compliance panel lacked adequate confidence in the Company's ability to sustain long term compliance.

         In June 1996 the Company consummated the Underwritten Offering (see "Initial Public Offering" below), raising net proceeds of approximately $5,560,000 through the issuance of 1,400,000 shares of Common Stock and 1,610,000 Warrants. In connection with the Underwritten Offering (sometimes called the "IPO"), all outstanding shares of a previously-authorized series of Preferred Stock (the "Retired Preferred Stock") were automatically converted into an aggregate of 293,533 shares of Common Stock, and $1,000,000 in principal amount of the Company's 10% Convertible Subordinated Debentures due 1998 (the "Debentures") was converted into 279,889 shares of Common Stock.

         The information set forth below includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements, as they speak only as of the date hereof.

Revenue Recognition

         The Company's products are marketed directly to consumers and also through mail-order catalogs and retail stores. All customer orders, regardless of their source, are processed at the Company's manufacturing plant in New York City. Revenue is recognized when the completed personalized video is shipped to the customer.

Results of Operations

         The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this filing.

Fiscal Year Ended July 31, 1997 Compared to the Fiscal Year Ended July 31, 1996

         Sales. During the fiscal year ended July 31, 1997 (the "Current Period"), the Company sold 45,600 personalized videos, an increase of 42% over the 32,100 units produced and sold during the fiscal year ended July 31, 1996 (the "Prior Period"). During the Current Period, the Company released four new personalized video titles. Mystery of the Missing King and Space Ace are animated titles that were released in the first quarter (ended October 31, 1996) with direct mail and telemarketing programs. In January 1997, the Company released its first personalized videos combining live-action and animation sequences: Gregory & Me: See What I Can Do! and Gregory & Me: My Amazing Animal Adventure. Both titles feature Gregory Gopher and his friends, proprietary characters developed by Company. In the Current Period, these four titles doubled the Company's video product offerings to eight proprietary titles. The Company in the Current Period also released a plush version of Gregory Gopher and a non-personalized audio cassette featuring the sound track from the videos. Sales of these ancillary products were not significant in the period. The newly released videos accounted for 35% of the total sales volume in the Current Period.

         Sales increased 77% to $1,346,000, and include a 265% increase (to $745,000) in direct-to-consumer sales. This increase reflects the cumulative results of the Company's direct marketing activities during the Current Period, which were undertaken utilizing proceeds from the Underwritten Offering. These direct marketing activities included direct mail, telemarketing, radio, print and television advertising. The Company believes that its direct-to-consumer sales benefitted also from a higher level of consumer awareness resulting from television and print exposure of the Company and its products, including television exposure on the Oprah Winfrey Show, EXTRA, Managing with Lou Dobbs, and articles on the Company published by The New York Times, Gannett Newspapers, Newsweek, and Equity Magazine.

         Catalog and retail-sourced sales increased 6% to $591,000. There was an over all volume decline in the retail channel which primarily reflects Prior Period marketing programs that were not rolled out in the Current Period. The number of catalogs offering the Company's products increased from 16 in the Prior Period to 36 in the Current Period. Revenues from this source, however, remained level with the Prior Period due to several factors. The timing of the release of the new Gregory & Me titles did not permit their inclusion in Christmas catalogs. Additionally, one of the Company's first and largest customers had been given an exclusive right to sell the Gregory & Me titles in the catalog channel, which limited their exposure. That exclusive right has expired at the end of 1996. Since the balance of the Company's catalog trade was limited to the first four titles of the Original Kideos, there was some price erosion in this channel.

         Production Equipment Write-Off. A write-off of production equipment accounted for $226,000 in the Current Period. The Company provided for the disposal of certain production equipment during the second quarter of its current fiscal year. This equipment was written off after the successful completion of tests which established that older Kideo titles could be produced using the Company's new, more efficient production equipment.

         Gross Margin. The Company's gross margin fell to 2% of sales in the Current Period from 16% in the Prior Period. Unit selling prices improved by approximately 5% due to the shift in sales mix from catalog-sourced sales (wholesale pricing) to direct-to-consumer sales (retail pricing). Unit sales in the Current Period were 50% higher than in the Prior Period. However, these positive results were offset by increases in fixed costs of $396,000 related primarily to an expansion of production capacity (depreciation of $26,000, rent of $31,000, supervision of $11,000, utilities of $9,000) and amortization of Gregory & Me content development costs of $259,000. The one-time write-off of production equipment described above in the amount of $226,000 was recognized in this period.

         Selling Expenses. The Company's selling expenses increased 166% in the Current Period, to $1,959,000, from $737,000 in the Prior Period, reflecting principally the costs of marketing the new Gregory & Me titles through television, radio, print, direct mail, and telemarketing campaigns of $1,100,000. In addition there were increased salaries of $291,000 mostly related to data input and increased shipping expenses of $58,000 due to higher sales volume. Retail marketing programs pursued during the Prior Period in the amount of $133,000 were not recurring in the Current Period.

         General and Administrative Expenses. The Company's general and administrative increased 67% in the Current Period, to $1,901,000, from $1,137,000 in the Prior Period. Research and development expenses increased $161,000 during the Current Period, to $374,000, from $213,000 in the Prior Period. The remainder of inter-period change relates primarily to (i) the higher expenses associated with being a public company (legal, stockholder reporting and insurance account for $326,000), (ii) higher infrastructure costs (payroll, benefits, depreciation on leasehold improvements and online services account for $235,000) and (iii) an allowance for doubtful accounts (for $28,000).

         Loss from Operations. Loss from operations increased 25% in the Current Period, to $3,819,000, from $3,059,000 in the Prior Period, reflecting the above changes. Most notably, the cost of launching the new Gregory & Me titles on radio and television exceeded the revenues derived. One of the benefits of the launch, however, was that the Company built a substantial database of leads derived from people calling an 800 number for free Kideo order kits. The Company intends to use cost-effective means to convert those leads into orders during the remainder of the current calendar year and into the Christmas season. Management is pursuing strategic marketing alliances with third parties, with the intention of reducing the Company's financial risk in direct-to-consumer advertising programs. There can be no assurances that these objectives will be achieved. The loss from operations includes operating investments in infrastructure, including space expansion, operating systems, research and development, and management.

         Other Income (Expense). Other income net of expense reflects an excess of interest income from investments (Treasury bills, money market funds and corporate commercial paper) over interest expenses.

         Nonrecurring Items. Nonrecurring items relate to interest charges, amortization of original issue discount related to certain of the Company's pre-IPO private financings, and amortization of the issuance costs of certain debt securities that either were repaid out of proceeds from the Underwritten Offering or were converted into Common Stock upon the closing of that offering.

         Net Loss. The net loss for the Current Period was $3,819,000, or $1.37 per share on 2,939,000 average shares of Common Stock outstanding, as compared to a net loss for the Prior Period of $3,059,000, or $1.71 per share on 1,666,000 average shares of Common Stock outstanding.

Liquidity and Capital Resources

         The Company's capital requirements in connection with its development of new product, infrastructure and marketing activities have been and will continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its new development efforts), that the proceeds remaining from the May 13, 1997 financing, and the September 16, 1997 financing (described below), together with anticipated revenues from operations and its current cash and cash equivalent balances, will be sufficient to fund the Company's operations and capital requirements until approximately July 31, 1998. In the event the Company's plans change or its assumptions change or prove to be inaccurate, however, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of any additional financing, and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

         Balance sheet conditions which may be indicators of the Company's liquidity would include the cash balance ($164,00 at July 31, 1997); working capital (which was a deficiency of $666,000 at July 31, 1997); and the equity position ($422,000 at July 31, 1997). Improvement in these indicators has in the past been dependent on external sources of financing, in the forms described below rather than through operations. Those operating factors which would afford an evaluation of the Company's ability to internally generate liquidity in both the short term and long term would include the revenue growth rate (77% over the prior fiscal year), the gross margin generated from operating activities (the fiscal year ended July 31, 1997 includes a significant equipment write-off) and the rate of selling, general and administrative expense spending relative to the revenue generated. Operating cash flow as evidenced by losses adjusted for the non-cash expenses of depreciation, amortization of content costs and non-cash write-offs (resulting in negative operating cash flow of $2,457,000 for the fiscal year ended July 31, 1997) would provide an indication of the financing needed to fund future operating activities, however, these must be evaluated along with management's actions to increase its revenue stream, increase the efficiency of its marketing efforts, and control the costs of its infrastructure as discussed above in "Results of Operations."

         Because the Company has operated at a loss since its inception and has not generated sufficient revenue from its operations to fund its activities, it has, to date, been substantially dependent on loans from its stockholders and private and public offerings of its securities to fund its operations. These financings are described below.

         September 16, 1997 Financing

         The Company issued 200,000 common shares to an affiliate of Charles C. Johnston, a director of the Company in exchange for an equity infusion of $300,000 which approximates fair value.

         May 13, 1997 Financing

         On May 13, 1997, the Company closed the private placement of 750 shares of a newly authorized series of Preferred stock, designated as the Series A 6% Convertible Participating Preferred Stock (the "Series A Preferred Stock", "Preferred Stock"). The shares were sold at their liquidition value of $1,000 per share, for a total purchase price of $750,000 in a transaction arranged through Gerard Klauer Mattison & Co., Inc. as placement agent.

         The Preferred Stock became convertible at the holder's option after July 12, 1997 into common shares based on the ratio of (a) the total liquidation value (at $1,000 per preferred share) of the preferred shares being converted, to (b) the then-effective conversion price. The conversion price at any point in time is 80% of the prior three days average of the closing bid price per share of the Company's common stock.

         The Company has the option to sell up to 1,250 additional shares of Preferred Stock for $1,250,000, commencing thirty days following the effectiveness of a registration statement on the underlying shares. The Company's registration statement was declared effective on September 2, 1997. As of November 4, 1997 the Company had not exercised its option to sell the remaining additional shares of Preferred Stock.

         The conversion feature affords a discount to fair market value at the time of conversion of the Preferred Stock into common. The intrinsic value of this feature is $500,000 for the entire subscription of 2,000 Preferred Shares and will be recognized in the financial statements in the proportion that the shares issued bear to the total subscription. The amount recognized in the financial statements at the fiscal year end of July 31, 1997 was $187,500, which is the ratable portion of the discount related to the 750 Preferred Shares issued on May 31, 1997. In accounting for this intrinsic value, the Company reduced retained earnings by the appropriate portion of the discount, which is analogous to a dividend, and increased additional paid-in capital, as if that dividend were directly reinvested.

         In the consolidated balance sheet, total assets, total liabilities and total equity balances remain unchanged after this adjustment, although the equity section reflects the reclassification from earned capital to contributed capital in the amount of the discount recognized. The consolidated statement of operations will report the same net income or loss regardless of the issuance of the Preferred Shares. However, the earnings or loss per share calculation will reflect the reduction to income (or increase to loss) attributable to common shares resulting from the reduction to retained earnings in recognition of the discount as if it were a dividend to the Preferred Series A shareholders.

         The Certificate of Designations provides that dividends on the Series A Preferred Stock are payable semi-annually on each July 31st and January 31st, commencing with July 31, 1998. The Company has the option to pay any or all of the dividends through the issuance of additional shares of Common Stock (utilizing the same conversion ratio as described above).

         Initial Public Offering

         In January 1996, the Company's Board of Directors authorized an increase in the number of shares of preferred stock from 100,000 to 5,000,000. In addition, the Company's Board of Directors authorized an increase in the number of shares of Common Stock from 400,000 shares, par value $.01 per share, to 15,000,000 shares, par value $.0001 per share, and declared a stock split. Stockholders received 8.6545 shares of Common Stock for each share of Common Stock previously owned.

         In June 1996, the Company consummated the Underwritten Offering of 1,400,000 shares of Common Stock at an offering price of $5.00 per share and 1,610,000 Warrants at an offering price of $.10 per Warrant. The net proceeds to the Company were approximately $5,560,000 after deducting issuance costs of $1,601,000, which were charged to equity.

         Upon the closing of the IPO, the Company repaid $1,375,000 principal amount of bridge note financings and converted outstanding Debentures into 279,889 shares of Common Stock. In addition, all outstanding shares of a previous Preferred Stock offering were converted into 293,533 shares of Common Stock.

June 1996 Financing

         In June 1996, the Company completed the sale of two units (the "June Bridge Units") to two private investors (the "June 1996 Financing"), each June 1996 Unit consisting of (i) an unsecured 9% promissory note of the Company in the principal amount of $100,000, due and payable on the earlier of the consummation of the IPO and February 23, 1997 (subject to extension, under certain circumstances, to February 23, 1998) (each, a "June 1996 Note") and (ii) 25,000 shares of Common Stock (the "June 1996 Shares"), at a price of $100,000 per June 1996 Unit. The Company received gross proceeds of $200,000 from the sale of the June 1996 Units. After the payment of $20,000 in placement fees to the Underwriter, who acted as placement agent for the Company with respect to the sale of the June 1996 Units, the Company received net proceeds of $180,000 in connection with the June 1996 Financing. The Company's sale of the two June 1996 Units resulted in the Company's issuance of a total of $200,000 in principal amount of June 1996 Notes and 50,000 June 1996 Shares. Upon the consummation of the IPO, the Company used $201,200 of the proceeds to repay all of the June 1996 Notes, including interest. The 50,000 June 1996 Shares were registered by the Company with a per share value of $1.80, concurrently with the IPO, for resale by their holders.

         1996 Bridge Financing

         In February 1996, the Company completed the sale of 15 units (the "Bridge Units") to 11 private investors (the "1996 Bridge Financing"), each Bridge Unit consisting of (i) an unsecured 9% promissory note of the Company in the principal amount of $50,000, due and payable on the earlier of the consummation of the IPO and February 23, 1997 (subject to extension, under certain circumstances, to February 23, 1998) (each, a "Bridge Note") and (ii) 10,000 shares of Common Stock (the "Bridge Shares"), at a price of $50,000 per Bridge Unit. The Company received gross proceeds of $750,000 from the sale of the Bridge Units. After the payment of $75,000 in placement fees to the Underwriter of the IPO, who acted as placement agent for the Company with respect to the sale of the Bridge Units, and other offering expenses of approximately $85,000, the Company received net proceeds of approximately $590,000 in connection with the 1996 Bridge Financing. The Company's sale of the 15 Bridge Units resulted in the Company's issuance of a total of $750,000 in principal amount of Bridge Notes and 150,000 Bridge Shares. The Company used approximately $767,000 of the IPO proceeds to repay all of the Bridge Notes. The 150,000 Bridge Shares were registered by the Company with a per share value of $1.82, concurrently with the IPO, for resale by their holders.

         1996 Pre-Bridge Financing

         In January 1996, the Company obtained an aggregate of $125,000 in financing (the "1996 Pre-Bridge Financing") from two of its executive officers (Robert J. Riscica, the Company's Chief Financial Officer, and Marvin H. Goldstein, the Company's Vice President-Controller). In connection with this 1996 Pre-Bridge Financing, Messrs. Riscica and Goldstein purchased two and one-half units of the Company's securities, which units were identical to the Bridge Units subsequently issued in connection with the 1996 Bridge Financing, as such terms are defined immediately below (except that, unlike the shares of Common Stock included in the Bridge Units, the shares included in these units (the "1996 Pre-Bridge Shares") were not registered concurrently with the IPO). As a result of the 1996 Pre- Bridge Financing, the Company issued to Messrs. Riscica and Goldstein unsecured 9% promissory notes of the Company in the aggregate principal amount of $125,000 (the "1996 Pre-Bridge Notes") and an aggregate of 25,000 1996 Pre-Bridge Shares with a per share value of $2.32. The Company used approximately $129,000 of the IPO proceeds to repay all of the 1996 Pre-Bridge Notes.

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

The net proceeds of the 1995 Pre-Bridge Financing were used for working capital purposes. The Company used approximately $320,000 of the IPO proceeds to repay all of the 1995 Pre-Bridge Notes. In addition, the 90,000 1995 Pre-Bridge Shares were registered by the Company with a per share value of $1.81, concurrently with the IPO, for resale by their holders.

Impact of recent accounting pronouncements

         During its next fiscal year ending July 31, 1998, the Company will adopt SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of basic EPS. Early adoption of this statement is prohibited in order to preserve the comparability of earnings between companies. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to result in material changes to its previously reported EPS amounts.

Item 7.  Financial Statements

Index to Consolidated Financial Statements                                  Page
                                                                            ----
Report of Independent Accountants .........................................  10
Consolidated Balance Sheets ...............................................  11
Consolidated Statements of Operations .....................................  12
Consolidated Statements of Shareholders' Equity ...........................  13
Consolidated Statements of Cash Flows .....................................  14
Supplemental Cash Flow Information ........................................  15
Notes to Consolidated Financial Statements ................................  16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Kideo Productions, Inc.:

         We have audited the accompanying consolidated balance sheets of Kideo Productions, Inc. (a Delaware Corporation) and subsidiary as of July 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kideo Productions, Inc. and subsidiary as of July 31, 1996 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Arthur Andersen LLP

New York, New York
October 31, 1997

                            KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    at July 31, at July 31,
                                                                                       1996        1997
                                                                                      -------     -------
ASSETS
Current Assets:
    Cash and cash equivalents ....................................................    $ 2,857     $   164
    Accounts receivable, net .....................................................         95          31
    Inventory ....................................................................         17         103
    Prepaid expenses .............................................................        123          28
                                                                                      -------     -------
       Total current assets ......................................................      3,092         326
Property and equipment, net ......................................................        558         507
Capitalized content costs, net ...................................................        432         518
Other assets .....................................................................        286         137
                                                                                      -------     -------
       Total assets ..............................................................    $ 4,368     $ 1,488
                                                                                      =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .............................................................    $    59     $   475
    Accrued expenses .............................................................        271         210
    Capital leases, current portion ..............................................        147          74
    Unearned revenue .............................................................        225         233
                                                                                      -------     -------
       Total current liabilities .................................................        702         992
Capital leases, long term portion ................................................         81          74
                                                                                      -------     -------
       Total liabilities .........................................................        783       1,066
                                                                                      -------     -------

Commitments and Contingencies (Notes 5, 6 & 11)

Shareholders'Equity
    Preferred Stock, $.0001 par value; issuable in series: authorized 5,000,000 shares, issued and outstanding -0- shares at July 31, 1996 and 750 shares at
      July 31, 1997 ..............................................................         --          --

    Common Stock, $.0001 par value; authorized 15,000,000 shares, issued and outstanding2,939,014 shares at
      July 31, 1996 and 1997 .....................................................         --          --
    Additional paid-in capital ...................................................      8,737       9,591
    Accumulated deficit ..........................................................     (5,152)     (9,169)
                                                                                      -------     -------
      Shareholders' Equity........................................................      3,585         422
                                                                                      -------     -------

Total liabilities and shareholders'equity ........................................    $ 4,368     $ 1,488
                                                                                      =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)


                                                  Year ended       Year ended
                                                    July 31,        July 31,
                                                     1996             1997
                                                  -----------     -----------
Sales ........................................    $       761     $     1,346
Cost of sales ................................            637           1,099
Write off of production equipment ............             --             226
                                                  -----------     -----------
Gross profit(loss) ...........................            124              21

Selling expenses .............................            737           1,959
General and administrative expenses ..........          1,137           1,901
                                                  -----------     -----------
Loss from operations .........................         (1,750)         (3,839)
                                                  -----------     -----------
Other income (expense), net ..................            (88)             20
Nonrecurringexpenses related to debt
extinguished in connection with the Initial
  Public Offering                                      (1,221)             --
                                                  -----------     -----------
Net loss .....................................    $    (3,059)    $    (3,819)
                                                  ===========     ===========


Net loss per share (pro forma for 1996) ......    $     (1.71)    $     (1.37)
                                                  ===========     ===========

Weighted average number of shares outstanding       1,666,017       2,939,014
                                                  ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            KIDEO PRODUCTIONS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (Dollars in thousands except per share amounts)

                                                                                                Additional
                                                       Preferred Stock          Common Stock      Paid-in Accumulated  Shareholders'
                                                     Shares       Amount       Shares    Amount   Capital   Deficit      Equity
                                                  ----------------------------------------------------------------------------------
Balance at July 31, 1995 .....................       956,000     $    --       616,891    $ --    $1,385    $(1,999)    $  (614)
                                                  ----------------------------------------------------------------------------------
Issuance of preferred stock in connection
     with the May 1995 Units Financing .......        43,750          --            --      --        44                     44
Issuance of common stock in satisfaction
     of expenses in connection with the
     May 1995 Units Financing ................            --          --         3,239      --         7                      7
Issuance of common stock in connection
     with October 1995 private placement .....            --          --        90,000      --       163                    163
Issuance of common stock in connection
     with January 1996 private placement .....            --          --        25,000      --        58                     58
Issuance of common stock in partial
     payment of interest on debt issued
     in the May 1995 Units Financing .........            --          --         6,462      --        23                     23
Issuance of preferred stock in satisfaction
     of dividends on preferred stock issued
     in the May 1995 Units Financing .........        48,672          --            --      --        49                     49
Issuance of common stock in connection
     with the February 1996 private placement             --          --       150,000      --       274                    274
Issuance of common stock for legal costs
     in connection with the Company's
     initial public offering .................            --          --        24,000      --        84                     84
Issuance of common stock in connection
     with the June 1996 private placement ....            --          --        50,000      --        90                     90
Issuance of common stock in connection
     with the the initial public offering ....            --          --     1,400,000      --     5,399                  5,399
Issuance of warrants in connection with the
     initial public offering .................            --          --            --      --       161                    161
Conversion of preferred stock to common ......    (1,048,672)         --       293,533      --        --                     --
Conversion of debentures to common ...........            --          --       279,889      --     1,000                  1,000
Dividends on preferred stock .................            --          --            --      --        --        (94)        (94)
Net loss .....................................            --          --            --      --        --     (3,059)     (3,059)
                                                  ----------------------------------------------------------------------------------
Balance at July 31, 1996 .....................            (0)    $    --     2,939,014    $ --    $8,737    $(5,152)    $ 3,585
                                                  ----------------------------------------------------------------------------------
Issuance of preferred stock in connection
     with May 13, 1997 financing .............           750          --                             666                    666
Discount to fair market value of the preferred
     stock on the conversion to common stock .                                                       188       (188)         --
Dividends on preferred stock .................                                                                  (10)        (10)
Net loss .....................................                                                               (3,819)     (3,819)
                                                  ----------------------------------------------------------------------------------
Balance at July 31, 1997 .....................           750     $    --     2,939,014    $ --    $9,591    $(9,169)    $   422
                                                  ==================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Year ended    Year ended
                                                              July 31,1996  July 31,1997
                                                              ------------  ------------
Cash flows from operating activities:
    Net loss ................................................    $(3,059)    $(3,819)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation and amortization of operating assets ....        333         696
       Amortization of loan discount ........................        585          --
       Amortization of deferred debt costs ..................        396          --
       Write off of production equipment ....................         --         226
       Effect of changes in operating assets and liabilities:
          Accounts receivable ...............................        (35)         64
          Prepaid expenses and other current assets .........        (32)          8
          Other assets ......................................       (489)         15
          Accounts payable ..................................       (369)        416
          Accrued expenses ..................................        181         (71)
          Unearned revenue ..................................        183           8
                                                                 -------     -------
    Net cash used in operating activities ...................     (2,306)     (2,457)
                                                                 -------     -------

Cash flows from investing activities:
    Purchase of property and equipment ......................       (108)       (561)
    Increase in capitalized content and program costs .......         --        (448)
                                                                 -------     -------
    Net cash used in investing activities ...................       (108)     (1,009)
                                                                 -------     -------

Cash flows from financing activities:
    Proceeds from bridge notes ..............................      1,375          --
    Net proceeds from issuances of common and preferred stock      5,592         666
    Proceeds from long term debt ............................         32          --
    Proceeds from lease financing ...........................         --         208
    Repayment of loans payable - related parties ............        (61)         --
    Repayment of bridge notes ...............................     (1,375)         --
    Principal payments on capital leases ....................       (112)       (101)
    Debt issuance costs incurred ............................       (180)         --
    Dividends paid on preferred stock .......................        (61)         --
                                                                 -------     -------
    Net cash provided by financing activities ...............      5,210         773
                                                                 -------     -------
Net increase in cash ........................................      2,796      (2,693)
Cash and cash equivalents atthe beginning of the period .....         61       2,857
                                                                 -------     -------
Cash and cash equivalents at the end of the period ..........    $ 2,857     $   164
                                                                 =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                            KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SUPPLEMENTAL INFORMATION
                             (Dollars in thousands)

                                                                Year ended    Year ended
                                                                  July 31,     July 31,
                                                                   1996         1997
                                                                ----------    ----------
Cash payments for interest ...................................    $   89       $ 26
Cash payments for income taxes ...............................         4         12

Supplemental schedule of noncash investing and financing
    activities:
    Capital lease obligations for equipment purchases ........        --        207
    Dividends accrued on preferred stock .....................        33         10
    Security deposits applied to capital lease obligations ...        --        186
    Discount to fair market value of the preferred ...........        --         --
    stock upon conversion to common stock ....................        --        188
    Issuance of capital stock in satisfaction of expenses ....        84         --
    Conversion of accrued expenses into long term debt .......        12         --
    Conversion of accrued expenses into capital stock ........        41         --
    Conversion of dividends payable into preferred stock .....        49         --
    Original issue discounts associated with bridge financings       546         --
    Conversion of long term debt into common stock ...........     1,000         --
    Conversion of preferred stock into common stock ..........     1,049         --

The accompanying notes are an integral part of these consolidated financial statements.

                             KIDEO PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CORPORATE STRUCTURE AND PRINCIPAL BUSINESS ACTIVITY:

Business and Organization

         Kideo Productions, Inc. ("Kideo-Delaware"), a Delaware corporation, was incorporated on June 24, 1994. The accompanying consolidated financial statements include the accounts of Kideo-Delaware and its wholly owned subsidiary Kideo Productions (Canada), Inc. (collectively the "Company"). Kideo Productions (Canada), Inc. commenced operations in July 1995. All significant intercompany transactions and balances have been eliminated.

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

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses of $ 3,059,000 and $ 3,819,000 for the years ended July 31, 1996 and July 31, 1997, respectively. In addition, the Company has a net working capital deficiency of $666,000 at July 31, 1997. The Company's strategy is to continue to obtain licenses for popular media characters and apply its technology to the characters under license. The Company plans to sell these products to its existing customers as well as to new customers obtained through direct mail to customers and sales to retail outlets. The Company anticipates that a portion of the cost of the distribution, including advertising, will be funded by the licensing partner. Although there can be no assurances, the Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its new development efforts), that the proceeds remaining from the May 13, 1997 financing, and the September 16, 1997 financing (described below), together with anticipated revenues from operations and its current cash and cash equivalent balances, will be sufficient to fund the Company's operations and capital requirements through July 31, 1998.

Revenue Recognition

         The Company generally records an account receivable and a corresponding liability for unearned revenue for video tape order kits shipped to mail order houses and retail stores. Revenue is recognized on the accrual basis when the video tape is shipped to the ultimate consumer.

Capitalized Content Costs

         Capitalized costs consist of deferred production costs related to the production and development of the storylines of the Company's video tapes. The Company's policy is to amortize production costs over the anticipated revenue stream of the title, which it currently estimates to be two years. Management continually evaluates its policy as sales of each title are made.

         Certain technology rights, intellectual property and software related to the production of video products, amounting to approximately $192,000, were acquired on July 17, 1995 and are being amortized over a three-year period which commenced August 1, 1995 using the straight-line method. Depreciation

                             KIDEO PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and amortization charged to operations amounted to $64,000 per year for the years ended July 31, 1996 and 1997.

Long Lived Assets

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Acquired Assets and for Long Lived Assets to be Disposed of", management periodically assesses whether there has been an impairment in the carrying value of the excess of cost of such assets by comparing the current and expected annual undiscounted cash flows with the carrying amount. In the event there is an impairment of the asset, management would reduce the carrying value to an amount equal to the projected discounted cash flow of the underlying assets.

Advertising Costs

         Advertising costs are charged to operations when the advertising takes place. Advertising expenses for the years ended July 31, 1996 and 1997 were $97,000 and $743,000 respectively.

Depreciation

         Depreciation of property and equipment is provided for principally by the straight-line method over the estimated useful lives of the respective assets.

Income Taxes

         The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires that the tax effect of temporary differences between the recorded carrying values and the adjusted tax basis of assets and liabilities be reflected in the financial statements at the tax rate at which the differences are expected to reverse. At July 31, 1996 and 1997, there were no material temporary differences between the book basis and tax basis of the Company's assets and liabilities.

         As of July 31, 1997, the Company had a net operating loss carryforward for both financial reporting and income tax purposes of approximately $8,844,000 available to offset future income, expiring during 2009 to 2012. This resulted in a deferred income tax asset of approximately $3,980,000 for which the Company recorded a full valuation allowance due to the uncertainty of future realization of such losses. Based on the ownership changes arising from the initial public offering, utilization of the net operating loss carry-forward will be limited.

Net Loss Per Share

         For the year ended July 31, 1996, pro forma net loss per share is determined using the weighted average number of shares of Common Stock outstanding during the period, which is based upon: (i) Accounting Principles Board Opinion No. 15, "Earnings per Share", for the period after April 30, 1996, and (ii) SAB 83 for the period August 1995 through April 30, 1996, which includes the Common Stock issued in connection with the bridge financings, the Preferred Stock and the Debentures, as outstanding for the entire year and the warrants issued during the twelve months preceding the Initial Public Offering at prices below the Initial Public Offering price as outstanding through March 31, 1995.

         For the year ended July 31, 1997, net loss per share is calculated in accordance with APB #15. The numerator contains the historical loss for the year, further increased by the amount of Preferred Stock dividends as required. The resulting loss attributable to common stock is divided by the weighted average of common shares outstanding during the period. Supplemental earnings per share data is not presented as the effect would be antidilutive.

                             KIDEO PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Financial Accounting Standards Board ("FASB") recently issued Financial Accounting Standard #128, ("FAS 128") which addresses the calculation of earnings (loss) per share and is effective for the Company's fiscal year ending July 31, 1998. FAS 128 simplifies the calculation of earnings (loss) per share as it relates to complex capital structures. Early adoption of this standard is prohibited, however the FASB encourages companies to report the pro forma effects of the rule change on a company's financial statements. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

Reclassifications

         For comparability, certain Fiscal 1996 amounts have been reclassified where appropriate to conform to the financial statement presentation used in Fiscal 1997.


2. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                  July 31,       July 31,     Estimated
                                    1996           1997      Useful Life
                                 ---------     -----------   -----------
Video production equipment
and related software ........    $ 931,000     $   605,000     3 years
Furniture and fixtures ......        5,000          10,000     7 years
Office equipment ............       63,000         124,000     5 years
Leasehold improvements ......       21,000         164,000     3 years
                                 ---------     -----------
                                 1,020,000         903,000
Less accumulated depreciation     (462,000)       (396,000)
                                 ---------     -----------
                                 $ 558,000     $   507,000
                                 =========     ===========

         Included in property and equipment at July 31, 1996 and at July 31, 1997 are approximately $431,000 and $207,000, respectively, of assets acquired under capital leases. Accumulated depreciation on these assets as of July 31, 1996 and July 31, 1997 amounted to approximately $216,000 and $53,000 respectively. The property held under these leases is collateral for the related capital lease obligations as described in Note 6.

         The Company provided for the disposal of certain production equipment during the second quarter of the fiscal year. This equipment was written off after the successful completion of tests allowing

                             KIDEO PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


for the production of older Kideo titles on new, more efficient equipment. The write-off of production equipment accounted for a $226,000 expense for the year ended July 31, 1997.


3. CAPITALIZED CONTENT COSTS

             Capitalized content costs include the development, scripts, characters, props, filming and post production of new Kideo titles introduced for the year ended July 31, 1997.

                                                       July 31         July 31,
                                                          1996             1997
                                                      --------          --------
Capitalized content costs ..................          $432,000          $777,000
Less accumulated amortization ..............                --           259,000
                                                      --------          --------
 Net book value ............................          $432,000          $518,000
                                                      ========          ========

4. OTHER ASSETS:

      Other assets consist of the following:

                                                          July 31       July 31,
                                                            1996          1997
                                                          --------      --------
Deposits on capital lease obligations ..............       195,000        34,000
Technology rights and intellectual property ........        34,000        17,000
Security deposits ..................................        17,000        18,000
Deferred expenses ..................................        40,000        68,000
                                                          --------      --------
                                                          $286,000      $137,000
                                                          ========      ========

5. COMMITMENTS:

         The Company leases 7,000 square feet of space under several noncancelable operating leases for office, manufacturing and warehouse space. These leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses. In addition the Company rents additional office space on a month to month basis at a monthly rent of approximately $950. Total rent expense for the years ended July 31, 1996 and 1997 amounted to $76,000 and $121,000, respectively. Future approximate minimum rental payments required are as follows:

Year ending July 31,
      1998 ...............................................              $108,000
      1999 ...............................................                18,000
                                                                        --------
                                                                        $126,000
                                                                        ========

        The Company has entered into employment contracts with two employees expiring a various times through December 1998. The aggregate minimum commitment for future salaries, excluding bonus, is as follows:

Year ending July 31,
      1998................................................              $211,000
      1999................................................                56,000
                                                                        --------
                                                                        $267,000
                                                                        ========

                             KIDEO PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. CAPITAL LEASE OBLIGATIONS:

            Included in property and equipment are $431,000 and $207,000 in production and office equipment held under capital leases at July 31, 1996 and 1997, respectively. The future minimum lease payments under capital leases, all with interest rates ranging from 13% to 16.5%, at July 31, 1997 are as follows:

Year ending July 31,
      1998 .................................................            $105,000
      1999 .................................................              63,000
      2000 .................................................               6,000
      2001 .................................................               3,000
      2002 .................................................               2,000
                                                                        --------
                                                                         179,000
Less amounts representing interest .........................              31,000
                                                                        --------
                                                                        $148,000
                                                                        ========

7.  SHAREHOLDERS' EQUITY:

         May 13, 1997 Financing

         On May 13, 1997, the Company closed the private placement of 750 shares of a newly authorized series of Preferred stock, designated as the Series A 6% Convertible Participating Preferred Stock (the "Series A Preferred Stock", "Preferred Stock"). The shares were sold at their liquidition value of $1,000 per share, for a total purchase price of $750,000 in a transaction arranged through Gerard Klauer Mattison & Co., Inc. as placement agent.

         The Preferred Stock became convertible at the holder's option after July 12, 1997 into common shares based on the ratio of (a) the total liquidation value (at $1,000 per preferred share) of the preferred shares being converted, to (b) the then-effective conversion price. The conversion price at any point in time is 80% of the prior three days average of the closing bid price per share of the Company's common stock.

         The Company has the option to sell up to 1,250 additional shares of Preferred Stock for $1,250,000, commencing thirty days following the effectiveness of a registration statement on the underlying shares. The Company's registration statement was declared effective on September 2, 1997. As of November 4, 1997 the Company had not exercised its option to sell the remaining additional shares of Preferred Stock.

         The conversion feature affords a discount to fair market value at the time of conversion of the Preferred Stock into common. The intrinsic value of this feature is $500,000 for the entire subscription of 2,000 Preferred Shares and will be recognized in the financial statements in the proportion that the shares issued bear to the total subscription. The amount recognized in the financial statements at the fiscal year end of July 31, 1997 was $187,500, which is the ratable portion of the discount related to the 750 Preferred Shares issued on May 31, 1997. In accounting for this intrinsic value, the Company reduced retained earnings by the appropriate portion of the discount, which is analogous to a dividend, and increased additional paid-in capital, as if that dividend were directly reinvested.

         The Certificate of Designations provides that dividends on the Series A Preferred Stock are payable semi-annually on each July 31st and January 31st, commencing with July 31, 1998. The Company has the

                             KIDEO PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


option to pay any or all of the dividends through the issuance of additional shares of Common Stock (utilizing the same conversion ratio as described above).

         Initial Public Offering

         In January 1996, the Company's Board of Directors authorized an increase in the number of shares of preferred stock from 100,000 to 5,000,000. In addition, the Company's Board of Directors authorized an increase in the number of shares of common stock from 400,000, $.01 par value, to 15,000,000, $.0001 par value, and declared a stock split for which shareholders received
8.6545 shares of common stock for each share of common stock previously owned. On June 25, 1996, the Company consummated an initial public offering of 1,400,000 common shares at an offering price of $5.00 per share and 1,610,000 warrants at an offering price of $.10 per warrant. The net proceeds to the Company were $ 5,560,000 after deducting issuance costs of $ 1,601,000, which were charged to equity. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.00 per share. The warrants will be exercisable for a period of four years commencing June 24, 1997.

         Upon the closing of the offering, the Company repaid $1,375,000 principal amount of bridge note financings. Included in the bridge note financings were payments to two officers for $125,000 and $300,000 to a director of the Company. In addition the Company converted the outstanding principal amount of $1,000,000 subordinated debentures into 279,889 shares of common stock and the 1,048.672 shares of outstanding preferred stock were converted into 293,533 shares of common stock. Additional loans of $61,000 in the aggregate were repaid to a shareholder and a former director out of the proceeds of the offering.

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


8. NON RECURRING CHARGES RELATED TO THE SECURITIES RETIRED UPON THE IPO

         The Statement of Operations for the year ended July 31, 1996 reflects $1,221,000 of expenses related to financings that were either retired or converted into common shares in connection with the IPO. This consists of the following:

Amortization  of debt issuance  costs outstanding from July 31, 1995 .    $  207,000
Amortization of debt issuance costs incurred in connection with bridge
     financings that closed during the year ended July 31, 1996 ......       190,000
Amortization of original issue discount arising from the allocation of a portion of bridge financing proceeds to shareholders' equity, where shares of common stock were issued in addition to
     bridge notes issued at par value ................................       585,000

                             KIDEO PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Interest on debt retired .............................................       151,000
Redemption of certain warrants .......................................        88,000
                                                                          ----------
                                                                          $1,221,000
                                                                          ==========

                             KIDEO PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. STOCK OPTION PLAN

         In February 1996, the Board of Directors approved a stock option plan (the "Plan"), under which 350,000 shares of common stock were reserved for future issuance. The Plan provides for the sale of shares of common stock to employees of the Company, including officers and directors ( whether or not employees) as well as to consultants to the Company. For stock options granted before the closing of the Company's proposed initial public offering, the per share exercise price of such options is $5.00 and for stock options granted after the closing of the Company's proposed initial public offering, the per share exercise price of such options cannot be less than the fair market value of the shares of common stock on the date of grant. The term of each option and the manner of exercise is determined by the Plan's administrators, but options granted under the Plan will become exercisable after the vesting period or periods specified in each option agreement. However, options are not exercisable after the expiration of 10 years from the date of grant

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), entitled "Accounting For Stock-Based Compensation." FAS 123 calls for measuring compensation cost at the date of grant, based on an estimate of fair value of the option over its expected life.

         The Company accounts for the cost of stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related Interpretations of that rule. Accordingly, compensation cost for stock options is measured as the excess of market value over the exercise price of the related option, measured as of the date that the option is actually exercised. There were no options exercised during the fiscal years ended July 31, 1996 or 1997. Accordingly, there was no compensation expense related to stock options in those years.

         Had the accounting provisions of FAS 123 been adopted by the Company, reported net income and earnings per share would have changed as follows:

                                                Fiscal 1996         Fiscal 1997
                                                -----------         -----------
Net Earnings, as reported                      $(3,059,000)        $(3,819,000)
Net Earnings, pro forma for FAS 123            $(3,117,000)        $(3,994,000)

Earnings per share, as reported                 $(1.71)              $(1.37)
Earnings per share, pro forma for FAS 123       $(1.74)              $(1.41)

         The FAS 123 pro forma effects are calculated using the grant date as the measurement date; the Black-Scholes option-pricing model as the determinant of fair value, further adjusted for lack of transferability of the underlying shares at grant date; and an estimated option life of 5 years over which the fair value is to be amortized. Additional variables used in applying Black-Scholes included a volatility assumption of 60%; risk-free interest rate of 6% and no common stock dividends during the option period.

                             KIDEO PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes activity in the stock option plan:

                                                                           Weighted Average
                              Stock Options          Price per share       Price per share
                            --------------------------------------------------------------------
August 1, 1995 balance           -
Grants during Fiscal 1996     341,000                   $5.00                   $5.00
Forfeitures                    (7,000)                  $5.00                   $5.00
Options exercised                -
                            --------------------------------------------------------------------
Balance at July 31, 1996      334,000                   $5.00                   $5.00
                            --------------------------------------------------------------------
Grants during Fiscal 1997      13,000               $3.19 - $3.63               $3.29
Forfeitures                   (39,000)              $3.19 - $5.00               $4.77
Options exercised                -
                            --------------------------------------------------------------------
Balance at July 31, 1997      308,000               $3.19 - $5.00               $4.96
                            ====================================================================

10. SIGNIFICANT CUSTOMER:

         During the years ended July 31, 1996 and 1997, $201,000 and $95,000, respectively, of the Company's sales were to one customer.

11. LITIGATION:

         The Company has applied for a registered trademark for the name "Kideo," however, this trademark has been previously registered by another party. On July 6, 1994, the Company began litigation against the successor to the original owner of the trademark before the Trademark Trial and Appeals Board of the United States Patent and Trademark Office. That proceeding is currently suspended pursuant to a stipulation agreed upon by the Company and such successor while they discuss possible settlement. There can be no assurance that a settlement satisfactory to the Company can be reached. If a satisfactory settlement is not obtained the Company will pursue the original proceeding, and in the event that the Company does not prevail in the proceeding it does not believe that its business will be adversely affected.

12. SUBSEQUENT EVENTS:

         September 16, 1997 Financing

         On September 16, 1997, the Company issued 200,000 common shares to an affiliate of Charles C. Johnston, a director of the Company in exchange for an equity infusion of $300,000, which approximates fair market value.

          Conversion of Preferred Stock

         At various times during August and September, 1997 the holder of the Compay's Preferred Stock converted the 750 Preferred shares into 543,114 shares of common stock at an average price of $1.38 per share.

         Nasdaq Delisting

         On September 26, 1997 The Company was advised by the Nasdaq Stock Market that Nasdaq had deleted the Company's stock from listing in the Nasdaq Small Cap Market. The Nasdaq decision was based in part upon the Company's having not met, as reflected in its Form 10-QSB for the quarterly period ended April 30, 1997, the "total assets" and "capital and surplus" requirements for continued listing on the Nasdaq Small Cap Market. Despite the Company's submission of a plan for achieving compliance with

                             KIDEO PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


those requirements, the Nasdaq decision indicated that the compliance panel lacked adequate confidence in the Company's ability to sustain long term compliance.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

(a) Directors and Executive Officers

         The following are the directors and executive officers of the Company. All officers serve at the discretion of the Board of Directors. The Company currently has authorized five directors (pursuant to a resolution adopted by the Board in accordance with the Certificate of Incorporation). There are no vacancies on the Board.

        Name                       Age                    Position
        ----                       ---                    --------

        Richard  L. Bulman         33       Chairman of the Board and President

        Robert J. Riscica          45       Vice President-Chief Financial
                                            Officer and Treasurer

        Marvin H. Goldstein        51       Vice President-Controller

        Bradley Dahl               38       Vice President-Development

        Richard D. Bulman          62       Secretary and Director

        Charles C. Johnston        62       Director

        Thomas Griffin             59       Director

        Michael B. Solovay         38       Director

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

         Robert J. Riscica was engaged as the Company's Chief Financial Officer in December 1995. For approximately the ten preceding years, he served in a variety of executive positions with various companies owned or controlled by Ronald O. Perelman's holding company, MacAndrews & Forbes Group Incorporated, including as: Executive Vice President, Operations, Marvel Entertainment Group (1992-1995); Chief Financial Officer, Marvel Entertainment Group (1990-1992); and Director, Special Projects, MacAndrews & Forbes Group Incorporated (1985-1990). Mr. Riscica has been licensed as a certified public accountant in the State of New York since 1978.

         Marvin H. Goldstein was the Chief Financial Officer of the Company from June 1994 until December 1995, when Mr. Riscica was engaged to fill that position and Mr. Goldstein became Vice President-Controller. Mr. Goldstein also has been a partner of Golden Pearl Associates, a real estate management firm that owns, manages and operates various business interests since 1980. In addition, from August 1979 to December 1993, Mr. Goldstein owned and operated Hermans Haberdashery Co. Inc., a retail clothing firm, and prior to that time he was with the accounting firm of Grant Thornton for approximately four years and was a partner at William Greene & Co., CPAs for approximately five years. Mr. Goldstein has been licensed as a certified public accountant in the State of New York since 1972.

         Bradley Dahl has served as the Company's Vice President of Development since July 1995. Prior to being employed by the Company, Mr. Dahl served as the Creative Director of Interactive Videosystems, Inc. from January 1993 to April 1995, where he market tested and developed certain technologies (lathe Company) relating to the mass production of digitally personalized video products. Prior to his employment at Interactive Videosystems, Mr. Dahl was, from May 1992 to January 1993, a product developer for Serius Imaging and, from May 1990 to May 1992, an Account Representative at Impex Controls Ltd., a company that develops computer-based network control systems for institutions such as hospitals and prisons. From January 1984 to May 1990, Mr. Dahl was the President of Alphatel Videotex Directories Ltd., which developed, marketed and operated digital video multimedia local area networked systems for large corporations and government agencies.

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

         Thomas Griffin has served as a director of the Company since February 1996. Mr. Griffin has been the Co-Chairman of Griffin Bacal, Inc., an advertising agency that he founded in 1978, for more than five years prior to the date hereof. Griffin Bacal focuses on the advertising and marketing of entertainment products and services for children and adults. Mr. Griffin is also the founder, and since 1978 has been Co-Chairman, of Sunbow Entertainment, Inc., a company that produces and distributes animated and live action dramatic television programming for children. Mr. Griffin also has been serving as a director of both DDB Needham Worldwide since July 1994 and the Eastern Region of the American Association of Advertising Agencies from 1994 to 1996.

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

         All directors will hold office until the annual meeting of stockholders to be held during 1997 (the "1997 Annual Meeting") and until their successors are duly elected and qualified. The Certificate of Incorporation provides that, at the 1997 Annual Meeting, the terms of office of the directors will be divided into three classes, designated Class I, Class II and Class III. At the 1997 Annual Meeting, Class I directors (consisting initially of Thomas Griffin and Michael B. Solovay) will be elected for a term expiring at the annual meeting of stockholders to be held in 1998, Class II directors (consisting initially of Charles C. Johnston) will be elected for a term expiring at the annual meeting of stockholders to be held in 1999, and Class III directors (consisting initially of Richard L. Bulman and Richard D. Bulman) will be elected for a term expiring at the annual meeting of stockholders to be held in 2000. At each annual meeting of stockholders beginning with the 1998 annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election (and in each case until their successors have been duly elected and qualified). Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

         The Company has agreed that, until June 24, 2001, if so requested by the Underwriter, it will nominate and use its best efforts to elect a designee of the Underwriter to the Company's Board of Directors or, at the Underwriter's option, as a nonvoting advisor to the Board. The Underwriter has not yet exercised its right to designate such person, and has informed the Company that it does not currently anticipate that it will exercise such right in the foreseeable future.

         The Company has obtained key man life insurance on the life of Richard
L. Bulman in the amount of $2,000,000.

(b) Section 16(a) Beneficial Ownership Reporting Compliance.

         During the 1997 Fiscal Year, all statements of beneficial ownership on Form 4 were filed within the applicable deadlines.

Item 10. Executive Compensation

         For the 1997 Fiscal Year, the executive officers in the aggregate were paid approximately $364,000, and only one executive officer (Richard L. Bulman) received aggregate cash compensation in excess of $100,000. Richard L. Bulman, the Chairman of the Board and President, received cash compensation during the 1997 Fiscal Year totaling approximately $122,716 and cash compensation totaling approximately $118,000 and $88,000 for the fiscal years respectively ended July 31, 1996 and 1995 (all of which represented salary in each case). Based upon the foregoing, Mr. Bulman is the only executive officer of the Company who qualifies as a "Named Executive Officer" for purposes of the disclosure set forth below under this discussion entitled "Executive Compensation."

         The following table summarizes the cash and other compensation paid by the Company to Richard L. Bulman in respect of the 1997 Fiscal Year.

Summary Compensation Table              Annual Compensation   Long Term
                                                             Compensation
                                                                Award
                                                              Securities
Name and                    Year Ended                        Underlying
Principal Position           July 31,    Salary      Bonus      Options
--------------------------------------------------------------------------------
Richard L. Bulman,
 Chairman and President       1995      $88,000          0      45,003 (expired)
                              1996      $118,000         0     125,000
                              1997      $122,716         0           0

Option grants to Executive Officers, Directors During Fiscal 1997: None.

Option Exercises During Fiscal 1997: None.

Value of In-the Money Options at July 31, 1997: None.

Employment Agreement With Named Executive Officer

         Richard L. Bulman. Effective January 1, 1996, the Company entered into a three-year employment agreement with Mr. Bulman, the Chairman of the Board and President of the Company. Pursuant to this agreement, Mr. Bulman is entitled to receive a base salary of $125,000 for 1996, which is subject to annual increases determined at the Board's discretion (but not less than the annual increase in the cost of living). Mr. Bulman is also eligible to receive a discretionary annual bonus in respect of each of the fiscal years ending July 31, 1996 and 1997. Each such annual bonus will be payable at the sole discretion of the Board, based upon whatever factors and considerations the Board may deem relevant in connection with the fiscal year at issue. The Company currently anticipates that, in determining whether to pay any such bonus, the Board may take into consideration, with respect to the fiscal year at issue, the Company's achievement of profitability (if any), the performance of the Common Stock in the public trading market, whether the Company achieved the budget goals established by the Board for that fiscal year, and the Company's management of its resources over the course of that year. In the event the Board decides to award any such annual bonus, the amount of such bonus must be reasonably acceptable to the Underwriter. No discretionary annual bonus was awarded to Mr. Bulman in respect of the 1996 Fiscal Year.

         Under the agreement, Mr. Bulman is entitled to a $1 million term life insurance policy and to long-term disability insurance, and his employment is subject to confidentiality restrictions and a two-year non-competition covenant. Pursuant to the employment agreement, Mr. Bulman was granted ten-year options under the Option Plan to purchase an aggregate of 125,000 shares of Common Stock at a price of $5.00 per share, which options vest in increments as follows: (i) as to 41,667 shares, on March 13, 1996; (ii) as to 41,667 shares, on; and (iii) as to 41,666 shares, on January 1, 1998. All of such options will vest immediately in the event of the termination without cause of Mr. Bulman's employment prior to December 31, 1998. In the event of his termination for cause, however, the Option Plan will result in the simultaneous termination of all of Mr. Bulman's then-unexercised options. Mr. Bulman's employment agreement also provides that, in the event of the termination without cause of his employment before December 31, 1998, he will be entitled to receive severance pay in an amount equal to his annual base salary for the then-current year of the term of the agreement. In the event Mr. Bulman's employment is terminated for cause, however, he will not be entitled to receive any severance pay. Mr. Bulman's employment agreement defines "cause" as including (in summary terms) his commission of a fraud on the Company, misappropriation of Company funds or assets, possession of an illegal substance, a material violation of any covenant in his Employment Agreement, or knowingly influencing the Company's financial reporting in a manner inconsistent with generally accepted accounting principles.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information (based on information obtained from the persons named below), as of August 12, 1997, relating to the beneficial ownership of shares of Common Stock by (i) each person or entity who is known by th beneficially five percent or more of the outstanding Common Stock, (ii) each of the Company's directors and (iii) all directors and executive officers of the Company as a group. The Common Stock is the only class of the Company's equity securities constituting voting securities. As no executive officer, other than Richard L. Bulman, received cash compensation during the 1996 Fiscal Year exceeding $100,000, Mr. Bulman is the only executive officer qualifying as a "Named Executive Officer" for purposes of this table. With respect to beneficial ownership of Warrants, see note 9 below. The Company is not a party to any arrangements, or aware of any arrangements among any of its stockholders or involving any of them and third parties, which may result in a change of control of the Company.

                              Amount and Nature
Name and Address                of Beneficial           Percent of
of Beneficial Owners(1)          Ownership(2)            Shares(2)

Richard L. Bulman                 459,805(3)               15.21%

Charles C. Johnston               298,136(4)                9.81%

Richard D. Bulman                 46,000(5)                 1.56%

Michael B. Solovay                 3,800                      *

Thomas Griffin                    23,000(6)                   *

Sellet Marketing Corp.            416,667(7)               12.42%

All directors and executive
officers as a group (8
persons)                          972,386(8)               30.17%

(1) Unless otherwise indicated in the notes below, the address for each named individual or group is in care of Kideo P, 611 Broadway, Suite 523, New York, New York 10012.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after June 10, 1997 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days after June 15, 1997 have been exercised and converted. Before any consideration is given to outstanding options, warrants or convertible securities, the percentages herein are based upon there being 2,939,014 shares of Common Stock outstanding as of June 10, 1997(*) indicates less than 1%.

(3) Includes 83,334 shares of Common Stock subject to currently exercisable options granted under the Option Plan.

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

(7) Sellet Marketing Corp. ("Sellet") is a British Virgin Islands corporation having a principal office at 111 Arlosorov Street, Tel Aviv, Israel. Sellet's business, operations and investment decisions are managed by its Managing Director, John Gainsford, who is an accountant licensed in both the United Kingdom and Israel. The 750 shares of Series A Preferred Stock owned by Sellet became convertible at its option into Common Stock on July 12, 1997. If the 750 shares of Series A Preferred Stock owned by Sellet had been converted as of August 12, 1997, then, based upon the average closing bid price of the Common Stock on August 7, 8 and 11, those 750 shares would have been converted into 416,667 shares of Common Stock, representing 12.42% of the shares of Common Stock that would have been outstanding giving effect to such conversion.

(8) Includes (i) an aggregate of 135,667 shares of Common Stock subject to currently exercisable options granted under the Option Plan and (ii) 83,975 shares of Common Stock issuable upon exercise of the Johnston Warrants. Except as stated in the next sentence, as of June 10, 1997 no director or executive officer of the Company was the beneficial owner of any Warrants, and no record holder of Warrants was the beneficial owner of five percent or more of the outstanding Warrants. As of June 24, 1997, the following directors and executive officers were the beneficial owners of the indicated Warrants, representing in each case less than one percent of the outstanding Warrants: Richard D. Bulman, 1,000 Warrants; Thomas Griffin, 8,000 Warrants; and Robert J. Riscica, 30,000 Warrants.

Item 12. Certain Relationships and Related Transactions

Future transactions (if any) between the of its directors, officers and/or 5% stockholders will continue to be on terms no less favorable to the Company than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.

Transactions with Director Charles C. Johnston

         Charles C. Johnston, a principal stockholder of the Company, has been a director of the Company since June 1994, at which time he purchased 53,681 shares of Common Stock from the Company.

         On September 16, 1997 Mr. Johnston purchased through an affiliate, 200,000 newly issued shares from the Company for $300,000 in a private placement transaction.

Registration Rights Agreement With Sellet

         In connection with the May 13, 1997 Financing, the Company and Sellet in May 1997 entered into a Registration Rights Agreement. The Company, as required thereunder, has registered under the Securities Act and included in a Registration Statement which was declared effective in September 1997, 1,500,000 shares of Common Stock potentially underlying (i) the 750 shares of Series A Preferred Stock currently issued to Sellet and (ii) the 1,250 shares thereof potentially issuable to Sellet as described herein under "The May 13,1997 Financing." The agreement obligates the Company to maintain a current prospectus covering the shares of Common Stock being offered by Sellet until the earliest of (a) May 13, 1999, (b) the date when Sellet may sell under Rule 144 all of the shares of Common Stock acquired by it pursuant to the conversion of Series A Preferred Stock, and (c) the date when Sellet no longer owns any of such shares of Common Stock. The agreement also affords Sellet certain piggyback registration rights with respect to such shares of Common Stock. The agreement requires the Company to pay all of the expenses incident to the registration, offering and sale of such shares to the public, excluding the commissions or discounts of underwriters, broker-dealers or agents.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 1997

                                           KIDEO PRODUCTIONS, INC.


                                           By /s/ Richard L. Bulman
                                             -------------------------------
                                           Richard L. Bulman
                                           President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                      Date
---------                       -----                      ----


/s/ Richard L. Bulman           President and Chairman     October 29, 1997
---------------------           of the Board
Richard L. Bulman


/s/ Robert J. Riscica           Chief Financial Officer    October 29, 1997
---------------------
Robert J. Riscica


/s/ Richard D. Bulman           Director and Secretary     October 29, 1997
---------------------
Richard D. Bulman


/s/ Charles C. Johnston         Director                   October 29, 1997
-----------------------
Charles C. Johnston


/s/ Thomas Griffin              Director                   October 29, 1997
Thomas Griffin


/s/ Michael B. Solovay          Director                   October 29, 1997
----------------------
Michael B. Solovay