Form 10QSB
period 1997-10-31
KIDEO PRODUCTIONS INC
filed 1997-12-22
CIK 946073

United States
                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  October 31, 1997
                              --------------------------------------------------

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

      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .No .

As of December 22, 1997 3,682,128 shares of the issuer's common stock were outstanding.

      This report contains 11 pages.

                             KIDEO PRODUCTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I     Financial Information:                                           Page
                                                                             No.

           Consolidated Balance Sheet-October 31,1997
              and July 31, 1997...........................................   3

           Consolidated Statement of Operations-three months ended
              October 31, 1997 and 1996...................................   4

           Consolidated Statement of Shareholders' Equity
               three months ended October 31, 1997........................   5

           Consolidated Statement of Cash Flow-three months ended
              October 31, 1997 and 1996...................................   6

           Notes to the Consolidated Financial Statements.................   7

           Management's Discussion and Analysis or Plan of Operation......   8

PART II.   Other Information..............................................  11

           Signatures.....................................................  11

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                             (Dollars in thousands)

                                                                      at October 31,  at July 31,
                                                                           1997          1997*
                                                                      --------------  -----------
ASSETS
Current Assets:
    Cash and cash equivalents ....................................      $     41       $    164
    Accounts receivable ..........................................            99             31
    Inventory ....................................................           116            103
    Prepaid expenses .............................................            38             28
                                                                        --------       --------
      Total current assets .......................................           294            326
Property and equipment, net ......................................           429            507
Capitalized content costs, net ...................................           436            518
Other assets .....................................................           120            137
                                                                        --------       --------
      Total assets ...............................................      $  1,279       $  1,488
                                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .............................................      $    498       $    475
    Accrued expenses .............................................           446            210
    Capital leases, current portion ..............................            79             74
    Unearned revenue .............................................           380            233
                                                                        --------       --------
      Total current liabilities ..................................         1,403            992
 Capital leases, long term portion ...............................            48             74
                                                                        --------       --------
      Total liabilities ..........................................         1,451          1,066
                                                                        --------       --------

Shareholders' Equity
    Preferred Stock: $.0001 par value; issuable in series:
       authorized 5,000,000 shares, 750 shares issued and
       outstanding at July 31, 1997 and -0- shares at October
     31, 1997 ....................................................            --             --
    Common Stock, $.0001 par value; authorized 15,000,000 shares, issued and outstanding 2,939,014 shares at July 31,1997 and
       3,682,128 shares at October 31, 1997 ......................            --             --

    Additional paid-in capital ...................................         9,866          9,591
    Accumulated deficit ..........................................       (10,038)        (9,169)
                                                                        --------       --------
      Shareholders' (Deficiency) Equity ..........................          (172)           422
                                                                        --------       --------
Total liabilities and shareholders' equity .......................      $  1,279       $  1,488
                                                                        ========       ========

*  Derived from the Form 10-KSB

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
               (Dollars in thousands except for per share amounts)


                                                          Three months ended
                                                      October 31,   October 31,
                                                        1997            1996
                                                     -----------    -----------

Sales ............................................   $       101    $       106
Cost of sales ....................................           229            175
                                                     -----------    -----------
Gross profit  (loss) .............................          (128)           (69)

Selling expenses .................................           390            445
General and administrative expenses ..............           343            528
                                                     -----------    -----------
Loss from operations .............................          (861)        (1,042)
Other income (expense), net ......................            (4)            29
                                                     -----------    -----------

Net loss .........................................   $      (865)   $    (1,013)
                                                     ===========    ===========

Net loss per share ...............................   $     (0.26)   $     (0.34)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     3,348,746      2,939,014
                                                     ===========    ===========

                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                                        Additional
                                                  Preferred Stock       Common Stock      Paid-in   Accumulated  Shareholders'
                                                  Shares    Amount     Shares   Amount    Capital      Deficit       Equity
                                                            ------                                  --------------------------
Balance at July 31, 1997 ...................        750   $    --    2,939,014  $   --      9,591   $  (9,169)    $     422
Conversion of preferred stock to common ....       (750)       --      543,114      --        (25)                      (25)
Issuance of common stock in connection
  with the September 1997 Johnston Financing                           200,000      --        300                       300
Dividends on preferred stock ...............                                                               (4)           (4)
Net loss ...................................                                                             (865)         (865)
                                                  ----------------------------------------------------------------------------
Balance at October 31, 1997 ................         (0)  $    --    3,682,128  $   --  $   9,866   $ (10,038)    $    (172)
                                                  ============================================================================

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                Three months ended
                                                            October 31,    October 31,
                                                               1997           1996
                                                            -----------    -----------
Cash flows from operating activities:
   Net loss ...............................................  $  (865)       $(1,013)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization of operating assets ....      192             98
     Effect of changes in operating assets and liabilities:
       Accounts receivable ................................      (68)           (52)
       Inventory ..........................................      (12)          (100)
       Prepaid expenses ...................................      (11)          (172)
       Other assets .......................................       --            (36)
       Accounts payable ...................................       22            144
       Accrued expenses ...................................      225            (78)
       Unearned revenue ...................................      148            296
                                                             -------        -------
   Net cash used in operating activities ..................     (369)          (913)
                                                             -------        -------

Cash flows from investing activities:
   Purchase of property and equipment .....................       --           (284)
   Increase in capitalized content costs ..................      (15)          (322)
                                                             -------        -------
   Net cash used in investing activities ..................      (15)          (606)
                                                             -------        -------

Cash flows from financing activities:
   Net proceeds from issuances of capital stock ...........      275             --
   Proceeds from lease financing ..........................       --             73
   Principal payments on capital leases ...................      (14)           (52)
                                                             -------        -------
   Net cash provided by financing activities ..............      261             21
                                                             -------        -------
Net increase in cash ......................................     (123)        (1,498)
Cash and cash equivalents at the beginning of the period ..      164          2,857
                                                             -------        -------
Cash and cash equivalents at the end of the period ........  $    41        $ 1,359
                                                             =======        =======

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

      The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments, necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998.

      The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended July 31, 1997 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

      For comparability, certain October 31, 1996 amounts have been reclassified where appropriate to conform to the financial statement presentation used at October 31, 1997.

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

General

The Company was organized in August 1993 to develop, manufacture and market personalized videos for children. The process of mass-producing individual videos featuring a subject's likeness and spoken name was developed internally by the Company. The Company claims proprietary rights in its technologies and productions process. In April 1997, the Company was issued a U.S.
patent relating to its digital process (Patent No. 5,523,587).

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

Three month comparisons: Comparison of the quarter begun August 1, 1997 through October 31, 1997, ("Current Quarter") against the quarter begun August 1, 1996 through October 31, 1996, ("Prior Quarter"):

Sales: The Company sold 3,595 personalized videos in the Current Quarter, as compared to the Prior Quarter's sales of 4,009. Sales declined 5% to $101,000 in the Current Quarter from $106,000 in the Prior Quarter. The direct to consumer sales increased 5% to $61,000 in the Current Quarter from $55,000 in the Prior Quarter due to direct marketing programs which included a national TV advertising campaign and a "Kideo Catalogue". These programs were introduced late in the Current Quarter and the Company expects to see related sales results in the forthcoming period. The direct to consumer increase was offset by a 9% decrease to $40,000 in catalogue and retail-sourced sales for the Current Quarter.

      The Company sells a plush version of Gregory Gopher, a proprietary character, and a non- -personalized audiocassette featuring the sound track from the Gregory Gopher videos. Sales of these ancillary products have not been significant to date.

Cost of Sales: The Company's cost of sales increased $54,000 or 31% from $175,000 in the Prior Quarter to $229,000 in the Current Quarter. The Current Quarter increase was primarily due to an increase of $110,000 in amortization of content development and promotional costs of Gregory & Me, offset by a $41,000 reduction in depreciation expense and $15,000 in non-recurring creative expenses.

Selling expenses: Selling expenses decreased $55,000 or 12% in the Current Quarter to $390,000 from $445,000 in the Prior Quarter. This decrease reflects a reduction in sales related payroll and benefits of $74,000, catalog and retail-sourced expenses of $26,000, outside services of $15,000 and a decrease in shipping expenses of $10,000. These savings were offset by an increase of $70,000 in marketing programs over the Prior Quarter. The Company's present marketing programs include a national TV campaign and a "Kideo Catalog" introduced late in the Current Quarter.

General and administrative expenses: The Company's general and administrative expenses decreased $185,000 or 35% to $343,000 in the Current Quarter from $528,000 in the Prior Quarter. The primary causes for this decrease were in non-recurring development expenses of $166,000 in the Current Quarter. Other cost-effective savings by the Company during the current period were in payroll and related payroll expense of $18,000 and infrastructure costs of $43,000. These savings were offset by higher depreciation charges of $25,000 and higher expenses associated with being a public company of $17,000.

Loss from operations: The loss from operations decreased $181,000 or 17% to $861,000 in the Current Quarter from $1,042,000 in the Prior Quarter. In response to unprofitable promotions spending in the prior periods, the Company has implemented cost-saving measures that include across-the-board salary reductions, reductions in shipping costs, headcount, benefits, and discretionary spending. These actions were implemented in March and April 1997. The Company continues this management policy as evidenced by the decreases in selling, general and administrative expenses in the Current Quarter as compared to the Prior Quarter.

      Management is pursuing strategic marketing alliances with the intent to reduce its financial risk in direct-to-consumer promotions and to develop a broader based distribution for the Company's products. There can be no assurances that these objectives will be achieved.

Other income (expense): The Current Quarter reflects lease interest expenses net of interest income in that period. The Prior Quarter reflects an excess of interest income from investments (Treasury bills, money market funds and corporate commercial paper) over lease interest expenses.

Net Loss: The net loss in the Current Quarter was $865,000 or $0.26 loss per share on 3,348,746 average shares of common stock outstanding, as compared to the Prior Quarter net loss of $1,013,000, or $0.34 loss per share on 2,939,014 average shares of common stock outstanding.

Liquidity and Capital Resources

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

      The Company's capital requirements in connection with its development of new product, manufacturing production infrastructure, acquiring licenses and marketing activities have been and will continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its new development efforts and acquiring licenses), that the proceeds remaining from the May 13, 1997 financing, and the September 16, 1997 financing (described in the Company's July 31, 1997 10-KSB), together with anticipated revenues from operations and its current cash and cash equivalent balances, will be sufficient to fund the Company's operations and capital requirements through January 31, 1998. The Company is currently in negotiation with existing stockholders with respect to potential sources of capital financing which, if obtained, would satisfy the Company's current financing requirements through July 31, 1998. However, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

      Balance sheet conditions which may be indicators of the Company's liquidity would include the cash balance ($41,000 at October 31, 1997); working capital (which was a deficiency of $1,109,000 at October 31, 1997); and the shareholders' deficiency position (-$172,000 at October 31, 1997). Improvement in these indicators has in the past been dependent on external sources of financing, in the forms described in the Company's 10-KSB and through improving operations. The Company's ability to internally generate liquidity in both the short term and long term are continued revenue growth, gross margin improvement and the control of selling and general and administrative expense. Operating cash flow adjusted for the non-cash expenses of depreciation and amortization of content costs (resulting in negative operating cash flow of $369,000 for the Current Quarter ended October 31, 1997), would provide an indication of the financing needed to fund future operating activities. These must be evaluated along with management's actions to increase its revenue stream, increase the efficiency of its marketing efforts, and continue to control the costs of its infrastructure as discussed above in "Results of Operations."

      Because the Company has operated at a loss since its inception and has not generated sufficient revenue from its operations to fund its activities, it has, to date, been substantially dependent on loans from its stockholders and private and public offerings of its securities to fund its operations.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         There have been no material changes in the litigation reported in the Company's annual report on Form 10-KSB for the year ended July 31, 1997 as filed.

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

                                    Kideo Productions, Inc.


Date:    December 22, 1997          By: \s\ Richard L. Bulman
                                        ---------------------------
                                           Richard L. Bulman
                                           President & Chief Executive Officer


Date:    December 22, 1997          By: \s\ Richard D. Bulman
                                        ---------------------------
                                           Richard D. Bulman
                                           Secretary & Chief Financial Officer