Form 10QSB
period 1998-01-31
KIDEO PRODUCTIONS INC
filed 1998-03-16
CIK 946073

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended         Janaury 31, 1998
                                     ---------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number 0-28158

                             KIDEO PRODUCTIONS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            DELAWARE                                         13-3729350
  -------------------------------                       -------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

611 Broadway, Suite 523, New York, New York                       10012
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)

      212-505-6605                                    FAX 212-505-2142
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .No .

As of March 16, 1998 3,694,628 shares of the issuer's common stock were outstanding.

      This report contains 16 pages.

                             KIDEO PRODUCTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I    Financial Information:                                        Page
                                                                         No.

          Consolidated Balance Sheet-January 31, 1998 (unaudited)
            and July 31, 1997 (audited)...............................    3

          Consolidated Statement of Operations-three and six months
            ended January 31,1998 and 1997 (unaudited)................    4

          Consolidated Statement of Shareholders' Equity
            Six months ended January 31, 1998 (unaudited).............    5

          Consolidated Statement of Cash Flow-six months ended
            January 31, 1998 and 1997 (unaudited).....................    6

          Notes to the Consolidated Financial Statements..............    7

          Management's Discussion and Analysis or Plan of Operation...    9

PART II.  Other Information...........................................   13

          Signatures..................................................   16

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                         at January 31,  at July 31,
                                                             1998           1997*
                                                         ---------------------------
ASSETS
Current Assets:
    Cash and cash equivalents ........................        $      7     $    164
    Accounts receivable financing escrow .............             310            -
    Accounts receivable trade ........................              48           31
    Inventory ........................................             124          103
    Prepaid expenses .................................              61           28
                                                              ---------------------
      Total current assets ...........................             550          326
Property and equipment, net ..........................             355          507
Capitalized content costs, net .......................             615          518
Deferred debt expense ................................             690            -
Other assets .........................................             103          137
                                                              ---------------------
      Total assets ...................................        $  2,313     $  1,488
                                                              =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .................................        $    789     $    475
    Accrued expenses .................................             300          210
    Capital leases, current portion ..................              78           74
    Unearned revenue .................................             345          233
                                                              ---------------------
      Total current liabilities ......................           1,512          992
Convertible notes payable-long term ..................             620            -
Capital leases, long term portion ....................              28           74
                                                              ---------------------
      Total liabilities ..............................        $  2,160     $  1,066
                                                              ---------------------

Shareholders'  Equity
    Preferred Stock: $.0001 par value; issuable
    in series: authorized 5,000,000 shares, 750
    shares issued and outstanding at
    July 31, 1997 and -0- shares at January
    31, 1998 .........................................            --           --
    Common Stock, $.0001 par value; authorized
    15,000,000 shares, issued and outstanding
    2,939,014 shares at July 31, 1997 and
    3,694,628 shares at January 31, 1998 .............            --           --
    Additional paid-in capital .......................          10,551        9,591
    Accumulated deficit ..............................         (10,398)      (9,169)
                                                              ---------------------
    Shareholders' (Deficiency)  Equity ...............             153          422
                                                              ---------------------
      Total liabilities and shareholders' equity .....        $  2,313     $  1,488
                                                              =====================

* Derived from the Form 10-KSB

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
               (Dollars in thousands except for per share amounts)

                                          Three months ended             Six months ended
                                       January 31,   January 31,    January 31,    January 31,
                                          1998          1997           1998           1997
                                      --------------------------    --------------------------
Sales ..............................  $       492    $       655    $       593    $       761
Cost of sales ......................          284            435            513            611
Write off of production equipment ..         --              226           --              226
                                      -----------    -----------    -----------    -----------

Gross profit  (loss) ...............          208             (6)            80            (76)

Selling expenses ...................          253            809            643          1,254
General and administrative expenses           311            508            654          1,036
                                      -----------    -----------    -----------    -----------
Loss from operations ...............         (356)        (1,323)        (1,217)        (2,366)
Other income (expense), net ........           (4)             2             (8)            30
                                      --------------------------------------------------------
Net loss ...........................  $      (360)   $    (1,321)   $    (1,225)   $    (2,336)
                                      ========================================================

Net loss per share .................  $     (0.10)   $     (0.45)   $     (0.35)   $     (0.79)
Effect of SFAS No 128 ..............         --             --             --             --
                                      --------------------------------------------------------
Net loss per share restated ........  $     (0.10)   $     (0.45)   $     (0.35)   $     (0.79)
                                      ========================================================

Weighted average number of shares
    outstanding ....................    3,637,264      2,939,014      3,481,829      2,939,014
                                      ========================================================


                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                                Additional
                                             Preferred Stock      Common Stock   Paid-in    Accumulated  Shareholders'
                                             Shares   Amount    Shares   Amount  Capital      Deficit       Equity
                                             -------------------------------------------------------------------------
Balance at July 31, 1997 ..................     750   $ --    2,939,014  $ --    $ 9,591     $ (9,169)      $   422
Conversion of preferred
 stock to common ..........................    (750)    --      543,114    --        (25)       --              (25)
Issuance of common stock
 in connection with the
 September 1997 Johnston Financing ........                     200,000    --        300        --              300
Dividends on preferred stock ..............                                                        (4)           (4)
Discount to fair market value
 of the January 1998, convertible
 notes payable on the conversion
 to common stock ..........................                                          465                        465
Issuance of warrants in connection
 with the Janaury 1998, Financing .........                                          198                        198
Issuance of common stock in lieu
 of commission in connection
 with the Janaury 1998, Financing .........                      12,500    --         22                         22
Net loss ..................................                                                    (1,225)       (1,225)
                                             -----------------------------------------------------------------------
Balance at Janauary 31, 1998 ..............      (0)  $ --    3,694,628  $ --    $10,551     $(10,398)      $   153
                                             =======================================================================


                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                            Six months ended
                                                        January 31,  January 31,
                                                           1998         1997
                                                          --------------------
Cash flows from operating activities:
 Net loss ............................................    $(1,225)     $(2,335)
 Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization of operating assets ..        383          317
  Write off of equipment .............................       --            226
  Changes in operating assets and liabilities:
   Accounts receivable ...............................       (327)           8
   Inventory .........................................        (21)        (103)
   Prepaid expenses and other current assets .........        (33)           2
   Other assets ......................................       --            (89)
   Accounts payable ..................................        434          186
   Accrued expenses ..................................         70         (111)
   Unearned revenue ..................................        112          200
                                                          --------------------
    Net cash used in operating activities ............       (607)      (1,699)
                                                          --------------------

Cash flows from investing activities:
 Purchase of property and equipment ..................         (3)        (553)
 Increase in capitalized content costs ...............       (291)        (346)
                                                          --------------------
  Net cash used in investing activities ..............       (294)        (899)
                                                          --------------------

Cash flows from financing activities:
 Net proceeds from issuances of capital stock ........        275         --
 Proceeds from long term debt ........................        500         --
 Proceeds from lease financing .......................       --            207
 Principal payments on capital leases ................        (31)         (66)
                                                          --------------------
  Net cash provided by financing activities ..........        744          141
                                                          --------------------
Net increase (decrease) in cash ......................       (157)      (2,457)
Cash and cash equivalents at the beginning of the
 period ..............................................        164        2,857
                                                          --------------------
Cash and cash equivalents at the end of the period ...    $     7      $   400
                                                          ====================


                             See accompanying notes

                             KIDEO PRODUCTIONS, INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1 Basis of Presentation

      The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments, necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the six months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998.

      The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended July 31, 1997 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

      For comparability, certain January 31, 1997 amounts have been reclassified where appropriate to conform to the financial statement presentation used at January 31, 1998.

2 Earnings Per Share

      For the periods ended January 31, 1998, the Company adopted Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with the requirements of SFAS No. 128, Basic EPS was computed by dividing net loss after adjustment for preferred dividend requirements, by the weighted average number of shares outstanding. Diluted EPS was computed by dividing net loss after adjustments for preferred dividend requirements, by the weighted average number of shares outstanding. This excludes the antidilutive effect of outstanding equity instruments. SFAS No. 128 requires presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Earnings per share amounts for the same prior-year period are restated to conform with the provisions of SFAS No. 128.

      A reconciliation of the Basic EPS and Diluted EPS computations for net earnings (loss) follows:

                                               Six Months    Three Months
                                                         Ended
                                                    January 31, 1998
                                              --------------------------
Basic Earnings Per Share
------------------------
 Net loss as reported                         $(1,225,276)   $  (360,267)
 Less: Dividends on preferred Stock                (4,769)        (4,769)
                                              --------------------------
 Net loss attributable to common stock        $(1,230,045)   $  (365,036)
                                              ==========================

 Weighted average number of shares              3,481,829      3,637,264
                                              --------------------------
 Net loss per share                           $     (0.35)   $     (0.10)
                                              ==========================

Diluted Earnings Per Share
--------------------------
 Net loss as reported                         $(1,225,276)   $  (360,267)
 Less: Dividends on preferred Stock                (4,769)        (4,769)
                                              --------------------------
 Net loss attributable to common stock        $(1,230,045)   $  (365,036)
                                              ==========================

 Weighted average number of shares              3,481,829      3,637,264
 Convertible debt                                    --             --
 Stock options                                       --             --
 Stock warrants                                      --             --
                                              --------------------------
  Diluted weighted average number of shares     3,481,829      3,637,264
                                              --------------------------

 Diluted net loss per share                   $     (0.35)   $     (0.10)
                                              ==========================

                                              Six Months    Three Months
                                                       Ended
                                                  January 31, 1997
                                             --------------------------
Basic Earnings Per Share
------------------------
 Net loss as reported                        $(2,335,110)   $(1,321,810)
 Less: Dividends on preferred Stock                 --                -
                                             --------------------------
 Net loss attributable to common stock       $(2,335,110)   $(1,321,810)
                                             ==========================

 Weighted average number of shares             2,939,014      2,939,014
                                             --------------------------

 Net loss per share                          $     (0.79)   $     (0.45)
                                             ==========================

Diluted Earnings Per Share
--------------------------
 Net loss as reported                        $(2,335,110)   $(1,321,810)
 Less: Dividends on preferred Stock                 --                -
                                             --------------------------
 Net loss attributable to common stock       $(2,335,110)   $(1,321,810)
                                             ==========================

 Weighted average number of shares             2,939,014      2,939,014
 Convertible debt                                   --             --
 Stock options                                      --             --
 Stock warrants                                     --             --
                                             --------------------------
 Diluted weighted average number of shares     2,939,014      2,939,014
                                             --------------------------

 Diluted net loss per share                  $     (0.79)   $     (0.45)
                                             ==========================

                                              Six Months    Three Months
                                                       Ended
                                                  January 31, 1997
                                             --------------------------
       Per share amounts
       -----------------
       Primary EPS as reported               $     (0.79)   $     (0.45)

       Effect of SFAS No 128                        --             --
                                             --------------------------
       Basic EPS as restated                 $     (0.79)   $     (0.45)
                                             ==========================

       Fully diluted EPS as reported         $     (0.79)   $     (0.45)
       Effect of SFAS No 128                        --             --
                                             --------------------------
       Diluted EPS as restated               $     (0.79)   $     (0.45)
                                             ==========================

3 January 1998, Financing

      The Company issued a convertible note and warrant purchase agreement in the aggregate amount of $620,000, bearing interest at the rate of 10% per annum, due April 15, 1999 and warrants to purchase a total of 640,000 shares of its Common Stock, par value $.0001per share, to certain investors and advisors. The Company has included on its balance sheet deferred debt expense of $690,000, in connection with this transaction, of which $465,000 is attributed to a beneficial conversion feature recorded with the issuance of the convertible debt. The deferred debt expense will be amortized over the life of the notes as required.

4 Subsequent Event

      On February 20, 1998 273,000 options previously issued to employees and directors with a weighted average exercise price of $4.95 were repriced at $2.50. This revaluation did not alter or amend any other provision of the optionee's original option agreement, including vesting period and option term.

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

Six month comparisons: Comparison of the six month fiscal period begun August 1, 1997 through January31, 1998, ("Current Period") against the six month fiscal period begun August 1, 1996 through January 31, 1997, ("Prior Period"):

Sales: Sales declined 22% to $593,000 in the Current Period from $761,000 in the Prior Period. The direct to consumer sales declined 1% to $405,000 in the Current Period from $409,000 in the Prior Period. The catalogue and retail sales declined $163,000 or approximately 46% to $189,000 for the Current Period. This is attributed to the fact that in the Current Period there were no new product releases as compared to the Prior Period when the Company had launched new proprietary products and titles.

      Due to the decline in vender-based orders, the ratio of direct tape sales increased to 52% for the Current Period as compared to 45% in the Prior Period, improving the average sales price per tape to $27.73 for the Current Period as compared to $24.28 in the Prior Period.

      The Company sells a plush version of Gregory Gopher, a proprietary character, and a non-personalized audiocassette featuring the sound track from the Gregory Gopher videos. Sales of these ancillary products have not been significant to date.

Cost of Sales: The Company had a gross profit of 13% or $80,000 for the Current Period as compared to a loss in the Prior Period of ($76,000). Continued inventory controls and improved manufacturing process, combined with a decrease in volume, have reduced the cost of raw materials and direct labor, generating savings of $28,000 and $73,000 respectively. Depreciation expense declined $103,000 in the Current Period due to the retirement of manufacturing equipment in the Prior Period; however, this reduction was offset by an increase of $147,000 in amortization of content costs in the Current Period. Royalties and other fixed costs of sales showed savings of $19,000 and $34,000 for the Current Period.

Selling expenses: Selling expenses decreased $611,000 or 49% in the Current Period to $643,000 from $1,254,000 in the Prior Period. Promotional and media expenses decreased by $238,000 in the Current Period as a result of spending cut backs by the Company. Additional decreases reflect reductions in sales related payroll and benefits of $196,000, catalog and retail-sourced expenses of $31,000, outside services of $33,000 and a decrease in shipping expenses of $71,000. The Company's present marketing programs include a "Kideo Catalog" and a Kideo products promotion on the Home Shopping Network, introduced late in the Current Period.

General and administrative expenses: The Company's general and administrative expenses decreased $382,000 or 37% to $654,000 in the Current Period from $1,036,000 in the Prior Period. The primary causes for this decrease were in non-recurring development expenses of $192,000 and payroll and related payroll expenses of $82,000 in the Current Period. Other cost-effective savings by the Company during the Current Period were in insurance of $17,000, expenses associated with being a public company of $15,000 and infrastructure costs of $57,000. These savings were offset by higher depreciation charges of $21,000.

Loss from operations: The loss from operations decreased $1,149,000 or 49% to $1,217,000 in the Current Period from $2,366,000 in the Prior Period. In response to unprofitable promotions spending in the prior periods, the Company has implemented cost-saving measures that include across-the-board salary reductions, reductions in shipping costs, headcount, benefits, and discretionary spending. The Company continues this management policy as evidenced by the decreases in selling, general and administrative expenses in the Current Period as compared to the Prior Period.

Other income (expense): The Current Period reflects lease interest expenses net of interest income in that period. The Prior Period reflects an excess of interest income from investments (Treasury bills, money market funds and corporate commercial paper) over lease interest expenses.

Net Loss: The net loss in the Current Period was $1,225,000 or $0.35 loss per share on 3,481,829 average shares of common stock outstanding, as compared to the Prior Period net loss of $2,336,000, or $0.79 loss per share on 2,939,014 average shares of common stock outstanding.

Three-month comparison: Comparison of the quarter begun November 1, 1997 through January 31, 1998, ("Current Quarter") against the quarter begun November 1, 1996 through January 31, 1997, ("Prior Quarter"):

Sales: Sales declined 25% to $492,000 in the Current Quarter from $655,000 in the Prior Quarter. The direct to consumer sales decreased 3% to $344,000 in the Current Quarter from $354,000 in the Prior Quarter. The catalogue and retail-sourced sales for the Current Quarter decreased 51% or $154,000 to $148,000. This is attributed to the fact that in the Current Quarter there were no new product releases as compared to the Prior Quarter when the Company had launched new proprietary products and titles.

      Due to the decline in vender-based orders, the ratio of direct tape sales as compared to vendor tape sales was 61% in the Current Quarter versus 46% for the Prior Quarter improving the average sales price per tape to $$27.86 for the Current Quarter as compared to $23.97 for the Prior Quarter.

      The Company sells a plush version of Gregory Gopher, a proprietary character, and a non- -personalized audiocassette featuring the sound track from the Gregory Gopher videos. Sales of these ancillary products were 3% for the Current Quarter or $17,000 and have not been significant to date.

Cost of Sales: The Company had a gross profit of 42% or $208,000 in the Current Quarter as compared to a loss of ($6,000) in the Prior Quarter. Cost of sales decreased 35% or $151,000 to $284,000 in the Current Quarter. Continued inventory controls, purchasing of raw materials, improved manufacturing process combined with the decrease in sales have created savings of $27,000 in raw material purchases and $68,000 in direct labor. Additional savings in the Current Quarter included royalties of $17,000, depreciation of $62,000 and fixed costs of sales of $24,000, which were offset by increases of $37,000 in amortization for content costs and $10,000 for ancillary merchandise.

Selling expenses: Selling expenses decreased $556,000 or 69% in the Current Quarter to $253,000 from $809,000 in the Prior Quarter. This decrease reflects a reduction in marketing programs and promotions of $310,000, sales related payroll and benefits of $122,000, catalog and retail-sourced expenses of $23,000, outside services of $17,000 and a decrease in shipping expenses of $53,000. These savings reflect spending cut backs by the Company. The Company's present marketing programs include a "Kideo Catalog" and a Kideo products promotion on the Home Shopping Network, introduced late in the Current Period.

General and administrative expenses: The Company's general and administrative expenses decreased $197,000 or 39% to $311,000 in the Current Quarter from $508,000 in the Prior Quarter. The primary causes for this decrease were in payroll and related payroll expense of $67,000 and non-recurring development expenses of $26,000 in the Current Quarter. Other cost-effective savings by the Company during the Current Quarter were in expenses associated with being a public company of $46,000 and all over infrastructure costs.

Loss from operations: The loss from operations decreased $967,000 or 73% to $356,000 in the Current Quarter from $1,323,000 in the Prior Quarter. In response to unprofitable promotions spending in the prior periods, the Company has implemented cost-saving measures that include across-the-board salary reductions, reductions in shipping costs, headcount, benefits, and discretionary spending. The Company continues this management policy as evidenced by the decreases in selling, general and administrative expenses in the Current Quarter as compared to the Prior Quarter.

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

Net Loss: The net loss in the Current Quarter was $360,000 or $0.10 loss per share on 3,637,264 average shares of common stock outstanding, as compared to the Prior Quarter net loss of $1,321,000, or $0.45 loss per share on 2,939,014 average shares of common stock outstanding.

Impact of Recent Accounting Pronouncements

      During the Current Period the Company has adopted SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of previously required primary EPS with a presentation of basic EPS and diluted EPS. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128. The adoption of this statement did not result in material changes to the previously reported EPS amounts.

Liquidity and Capital Resources

      Net cash used by operations of $607,000 for the Current Period ended January 31, 1998 improved 64% or $1,092,000 from the Prior Period use of $1,699,000. The Company invested $294,000 in the Current Period, of which $291,000 was in capital content of the newly licensed BARNEY Kideo in the Current Period as compared to $899,000 invested in the Prior Period. Additional funds were generated by the issuance in October 1997 of capital stock for gross proceeds of $300,000 and the January 1998 Financing activities for gross proceeds of $500,000 (described in Part II of this Filing).

      The working capital for the Current Period has a deficiency of ($962,000) as compared to ($666,000) for the Prior Period. Improvement in these indicators has in the past been dependent on external sources of financing, in the forms described in the Company's 10-KSB and through improving operations. The Company's ability to internally generate liquidity in both the short term and long term are continued revenue growth, gross margin improvement and the control of selling and general and administrative expense. These must be evaluated along with management's actions to increase its revenue stream, increase the efficiency of its marketing efforts, and continue to control the costs of its infrastructure as discussed above in "Results of Operations."

      The Company's cash and capital requirements in connection with its development of new product, manufacturing production infrastructure, acquiring licenses and marketing activities have been and will continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its new development efforts and acquiring licenses), that the proceeds remaining from the January 1998 Financing (described in Part II of this Filing), together with anticipated revenues from operations and its current cash and cash equivalent balances, will be sufficient to fund the Company's operations and capital requirements through April 30, 1998. Because the Company has operated at a loss since its inception and has not generated sufficient revenue from its operations to fund its activities, it has, to date, been substantially dependent on loans from its stockholders and private and public offerings of its securities to fund its operations. To date the recent financings the Company has under taken have been costly. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Subsequent Event

      On February 20, 1998, 273,000 options previously issued to employees and directors with a weighted average exercise price of $4.95 were repriced at $2.50. This revaluation did not alter or amend any other provision of the optionee's original option agreement, including vesting period and option term.

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

The January 1998 Financing

      On January 30, 1998, the Company entered into a Note and Warrant Purchase Agreement (the "1998 Purchase Agreement") with Benjamin and Michael Bollag (the "Bollags") pursuant to which, among other things, the Company: (a) sold for $500,000 (i) an aggregate of $500,000 principal amount of 10% convertible promissory notes (the "January 1998 Notes") and (ii) warrants to purchase 500,000 shares of Common Stock (the "January 1998 Warrants"); (b) entered into a security agreement, dated January 30, 1998 (the "Security Agreement") with the Bollags, pursuant to which the Company granted the Bollags a security interest in all of the assets of the Company as security for performance by the Company under the January 1998 Notes; (c) agreed to register all of the shares of Common Stock into which the January 1998 Notes may be converted and for which the January 1998 Warrants may be exercised; and (d) agreed that if the Company determined to sell securities prior to the repayment in full of the January 1998 Notes, it would first offer the Bollags the opportunity to purchase such securities. The transactions consummated pursuant to the 1998 Purchase Agreement are referred to herein as the "January 1998 Financing."

      The following is a summary of certain terms of the January 1998 Notes and the January 1998 Warrants.

     January 1998 Notes

      The January 1998 Notes were issued on January 30, 1998, bear interest at the rate of 10% per annum, payable quarterly commencing April 30, 1998, and are due on demand of the holder thereof at any time on or after April 15, 1999.

      An "Event of Default" shall occur under the January 1998 Notes if the Company shall, among other things, fail to pay interest or principal when due or fail to perform any material agreement, or materially breach any representation or warranty under, the 1998 Purchase Agreement or the Security Agreement. Upon an Event of Default, the entire indebtedness and accrued interest may become immediately due and payable.

      Any amount outstanding under the January 1998 Notes may be prepaid subject to the following limitations:

      (a)   All interest accrued through the date of prepayment must be paid;

      (b) The amount of such prepayment may not exceed net operating income (excluding any non-cash expenses) generated by the Company from January 30, 1998 through the date of prepayment;

      (c) If, while the January 1998 Notes are outstanding, the Company sells shares of Common Stock or securities convertible into or exercisable for Common Stock, subject to certain exceptions, only twenty (20%) percent of the January 1998 Notes may be prepaid; and

      (d) The Company shall forfeit the right to prepay one-third of the principal amount of the January 1998 Notes if such amount is not prepaid on or before October 15, 1998 and one-third of the principal amount of the January 1998 Notes if such amount is not prepaid on or before January 15, 1999. That portion of the principal amount that is not prepaid on or before October 15, 1998, if any, is referred to as the "October Tranche" and that portion of the principal amount that is not prepaid on or before January 15, 1999, if any, is referred to as the "January Tranche." That portion of the remaining principal amount that is not paid on or before the date April 15, 1999, if any, is referred to as the "Final Tranche."

      If all or any part of the January 1998 Notes are outstanding on or after April 15, 1999, then the Company may, upon 30 days prior written notice, pay such amount, subject to the right of the holders thereof to convert their January 1998 Notes into Common Stock during the period following their receipt of notice and prior to repayment.

      The January 1998 Notes may be converted, in whole or in part, into shares of Common Stock after the following dates: (a) October 15, 1998, with respect to the October Tranche, if any; (b) January 15, 1999, with respect to the January Tranche, if any; and (c) April 16, 1999 with respect to the Final Tranche, if any. The number of shares of the Common Stock to be received upon conversion shall be determined as by dividing the principal amount of that portion of the January 1998 Notes being converted by $1.00, subject to certain adjustments (the "Conversion Price").

      January 1998 Warrants

      The January 1998 Warrants were issued on January 30, 1998 and entitle the holders thereof to purchase through January 30, 2003 an aggregate of 500,000 shares of Common Stock at a price of $1.00 per share as follows: one-third of the January 1998 Warrants become exercisable following May 1, 1998; an additional one-third become exercisable on July 15, 1998; and the balance become exercisable on October 15, 1998. The exercise price is subject to adjustment in certain circumstances (including in the event of a stock split or dividend, recapitalization, reorganization, merger, consolidation or sale of assets of the Company or the issuance by the Company of shares of Common Stock (or securities convertible into or exercisable for shares of Common Stock) at a price less than the exercise price of the January 1998 Warrants.

Agreement with KSH Investment Group, Inc.

      The Company delivered to KSH Investment Group, Inc. ("KSH") 12,500 shares of Common Stock (the "KSH Shares") in consideration of KSH arranging the January 1998 Financing and agreed to register the KSH Shares.

Agreement with Charles C. Johnston

      Prior to the closing of the January 1998 Financing, Charles C. Johnston, a director of the Company, agreed to lend the Company on a short-term basis $500,000. In consideration of such agreement, on March 9, 1998 the Company issued to Mr. Johnston warrants to purchase 20,000 shares of Common Stock (the "1998 Johnston Warrants") for $1.00 per share and agreed to register the shares of Common Stock for which the 1998 Johnston Warrants may be exercised. The Johnston Warrants are exercisable at any time after January 31, 1999 through March 8, 2003 and contain other terms identical to the January 1998 Warrants.

Agreement with Solovay Marshall & Edlin, P.C.

      Prior to the closing of the January 1998 Financing, Solovay Marshall & Edlin, P.C. ("SME"), the Company's outside legal counsel (of which Michael B. Solovay, a director of the Company, is a shareholder) agreed to: (a) allow the Company to continue to defer payment of legal fees and expenses owing as of December 31, 1997 in the amount of $160,000; and (b) forgive the payment by the Company of an additional $36,282.13 in legal fees owed to SME. In consideration of such agreement, the Company agreed to pay SME $40,000 by March 15, 1998 and, on February 2, 1998, issued: (i) to SME, a note (the "SME Note") in the amount of $120,000 and containing other terms identical to the January 1998 Notes; and
(ii) to certain shareholders and employees of SME, warrants to purchase an aggregate of 120,000 shares of Common Stock (the "SME Warrants") for $1.00 per share. The Company also agreed to register the shares of Common Stock for which the SME Warrants may be exercised. The SME Warrants are exercisable at any time after January 31, 1999 through February 2, 2003 and contain other terms identical to the January 1998 Warrants.

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

                              Kideo Productions, Inc.


Date: March 16, 1997          By: \s\ Richard L. Bulman
                                  ----------------------------
                                  Richard L. Bulman
                                  President & Chief Executive Officer


Date: March 16, 1997          By: \s\ Richard D. Bulman
                                  ----------------------------
                                  Richard D. Bulman
                                  Secretary & Chief Financial Officer