Form 10QSB/A
period 1998-01-31
KIDEO PRODUCTIONS INC
filed 1998-03-25
CIK 946073

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                               Amendment Number 1

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

As of March 25, 1998 3,694,628 shares of the issuer's common stock were outstanding.

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

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                         at January 31,  at July 31,
                                                             1998           1997*
                                                         ---------------------------
ASSETS
Current Assets:
    Cash and cash equivalents ........................        $      7     $    164
    Financing receivable escrow ......................             310            -
    Accounts receivable trade ........................              48           31
    Inventory ........................................             124          103
    Prepaid expenses .................................              61           28
                                                              ---------------------
      Total current assets ...........................             550          326
Property and equipment, net ..........................             355          507
Capitalized content costs, net .......................             615          518
Deferred debt expense ................................             646            -
Other assets .........................................             103          137
                                                              ---------------------
      Total assets ...................................        $  2,269     $  1,488
                                                              =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .................................        $    789     $    475
    Accrued expenses .................................             300          210
    Capital leases, current portion ..................              78           74
    Unearned revenue .................................             345          233
                                                              ---------------------
      Total current liabilities ......................           1,512          992
Convertible notes payable-long term ..................             620            -
Capital leases, long term portion ....................              28           74
                                                              ---------------------
      Total liabilities ..............................        $  2,160     $  1,066
                                                              ---------------------

Shareholders'  Equity
    Preferred Stock: $.0001 par value; issuable
    in series: authorized 5,000,000 shares, 750
    shares issued and outstanding at
    July 31, 1997 and -0- shares at January
    31, 1998 .........................................            --           --
    Common Stock, $.0001 par value; authorized
    15,000,000 shares, issued and outstanding
    2,939,014 shares at July 31, 1997 and
    3,694,628 shares at January 31, 1998 .............            --           --
    Additional paid-in capital .......................          10,551        9,591
    Accumulated deficit ..............................         (10,442)      (9,169)
                                                              ---------------------
    Shareholders' (Deficiency)  Equity ...............             109          422
                                                              ---------------------
      Total liabilities and shareholders' equity .....        $  2,269     $  1,488
                                                              =====================

* Derived from the Form 10-KSB

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
               (Dollars in thousands except for per share amounts)

                                          Three months ended             Six months ended
                                       January 31,   January 31,    January 31,    January 31,
                                          1998          1997           1998           1997
                                      --------------------------    --------------------------
Sales ..............................  $       492    $       655    $       593    $       761
Cost of sales ......................          284            435            513            611
Write off of production equipment ..         --              226           --              226
                                      -----------    -----------    -----------    -----------

Gross profit  (loss) ...............          208             (6)            80            (76)

Selling expenses ...................          253            809            643          1,254
General and administrative expenses           311            508            654          1,036
                                      -----------    -----------    -----------    -----------
Loss from operations ...............         (356)        (1,323)        (1,217)        (2,366)
Other income (expense), net ........          (48)             2            (52)            30
                                      --------------------------------------------------------
Net loss ...........................  $      (404)   $    (1,321)   $    (1,269)   $    (2,336)
                                      ========================================================

Net loss per share .................  $     (0.11)   $     (0.37)   $     (0.37)   $     (0.79)
Effect of SFAS No 128 ..............         --             --             --             --
                                      --------------------------------------------------------
Net loss per share restated ........  $     (0.11)   $     (0.27)   $     (0.37)   $     (0.79)
                                      ========================================================

Weighted average number of shares
    outstanding ....................    3,637,264      2,939,014      3,481,829      2,939,014
                                      ========================================================


                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                                Additional
                                             Preferred Stock      Common Stock   Paid-in    Accumulated  Shareholders'
                                             Shares   Amount    Shares   Amount  Capital      Deficit       Equity
                                             -------------------------------------------------------------------------
Balance at July 31, 1997 ..................     750   $ --    2,939,014  $ --    $ 9,591     $ (9,169)      $   422
Conversion of preferred
 stock to common ..........................    (750)    --      543,114    --        (25)       --              (25)
Issuance of common stock
 in connection with the
 September 1997 Johnston Financing ........                     200,000    --        300        --              300
Dividends on preferred stock ..............                                                        (4)           (4)
Discount to fair market value
 of the January 1998, convertible
 notes payable on the conversion
 to common stock ..........................                                          465                        465
Issuance of warrants in connection
 with the Janaury 1998, Financing .........                                          198                        198
Issuance of common stock in lieu
 of commission in connection
 with the Janaury 1998, Financing .........                      12,500    --         22                         22
Net loss ..................................                                                    (1,269)       (1,269)
                                             -----------------------------------------------------------------------
Balance at Janauary 31, 1998 ..............      (0)  $ --    3,694,628  $ --    $10,551     $(10,442)      $   109
                                             =======================================================================


                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                            Six months ended
                                                        January 31,  January 31,
                                                           1998         1997
                                                          --------------------
Cash flows from operating activities:
 Net loss ............................................    $(1,269)     $(2,335)
 Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization of operating assets ..        383          317
  Write off of equipment .............................       --            226
  Financing charge ...................................         44         --
  Changes in operating assets and liabilities:
   Accounts receivable ...............................       (327)           8
   Inventory .........................................        (21)        (103)
   Prepaid expenses and other current assets .........        (33)           2
   Other assets ......................................       --            (89)
   Accounts payable ..................................        434          186
   Accrued expenses ..................................         70         (111)
   Unearned revenue ..................................        112          200
                                                          --------------------
    Net cash used in operating activities ............       (607)      (1,699)
                                                          --------------------

Cash flows from investing activities:
 Purchase of property and equipment ..................         (3)        (553)
 Increase in capitalized content costs ...............       (291)        (346)
                                                          --------------------
  Net cash used in investing activities ..............       (294)        (899)
                                                          --------------------

Cash flows from financing activities:
 Net proceeds from issuances of capital stock ........        275         --
 Proceeds from long term debt ........................        500         --
 Proceeds from lease financing .......................       --            207
 Principal payments on capital leases ................        (31)         (66)
                                                          --------------------
  Net cash provided by financing activities ..........        744          141
                                                          --------------------
Net increase (decrease) in cash ......................       (157)      (2,457)
Cash and cash equivalents at the beginning of the
 period ..............................................        164        2,857
                                                          --------------------
Cash and cash equivalents at the end of the period ...    $     7      $   400
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

      Staff Accounting Bulletin 98 ("SAB 98") was issued in February 3, 1998. SAB 98 revises various existing SAB's to be consistent with the requirements of SFAS No. 128. The most significant revision relates to the calculation of earnings per share when there have been issuances of stock or options at prices below the IPO price in periods preceding an initial public offering. SAB 98 requires all registrants who accounted for transactions under SAB 83 to restate those results in conformity with SFAS 128. Accordingly, the Company has restated the net loss per share data, and weighted average number of shares outstanding for prior periods as required.

      A reconciliation of the Basic EPS and Diluted EPS computations for net earnings (loss) follows:

                                               Six Months    Three Months
                                                         Ended
                                                    January 31, 1998
                                              --------------------------
Basic Earnings Per Share
------------------------
 Net loss as reported                         $(1,268,676)   $  (403,667)
 Less: Dividends on preferred Stock                (4,769)        (4,769)
                                              --------------------------
 Net loss attributable to common stock        $(1,273,445)   $  (408,436)
                                              ==========================

 Weighted average number of shares              3,481,829      3,637,264
                                              --------------------------
 Net loss per share                           $     (0.37)   $     (0.11)
                                              ==========================

Diluted Earnings Per Share
--------------------------
 Net loss attributable to common stock        $(1,268,676)   $  (403,667)
                                              ==========================

 Weighted average number of shares              3,481,829      3,637,264
 Convertible debt                                    --             --
 Stock options                                       --             --
 Stock warrants                                      --             --
                                              --------------------------
  Diluted weighted average number of shares     3,481,829      3,637,264
                                              --------------------------

 Diluted net loss per share                   $     (0.36)   $     (0.11)
                                              ==========================

                                              Six Months    Three Months
                                                       Ended
                                                  January 31, 1997
                                             --------------------------
Basic Earnings Per Share
------------------------
 Net loss as reported                        $(2,335,110)   $(1,321,810)
 Less: Dividends on preferred Stock                 --             --
                                             --------------------------
 Net loss attributable to common stock       $(2,335,110)   $(1,321,810)
                                             ==========================

 Weighted average number of shares             2,939,014      2,939,014
                                             --------------------------

 Net loss per share                          $     (0.79)   $     (0.45)
                                             ==========================

Diluted Earnings Per Share
--------------------------
 Net loss as reported                        $(2,335,110)   $(1,321,810)
 Less: Dividends on preferred Stock                 --             --
                                             --------------------------
 Net loss attributable to common stock       $(2,335,110)   $(1,321,810)
                                             ==========================

 Weighted average number of shares             2,939,014      2,939,014
 Convertible debt                                   --             --
 Stock options                                      --             --
 Stock warrants                                     --             --
                                             --------------------------
 Diluted weighted average number of shares     2,939,014      2,939,014
                                             --------------------------

 Diluted net loss per share                  $     (0.79)   $     (0.45)
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
                                             ==========================

3 January 1998, Financing

      The Company issued convertible notes and warrant purchase agreements in the aggregate amount of $620,000, bearing interest at the rate of 10% per annum, due April 15, 1999 and warrants to purchase a total of 640,000 shares of its Common Stock, par value $.0001per share, to certain investors and advisors. The notes convert at $1.00 per share. The Company has included on its balance sheet deferred debt expense of $646,000, in connection with this transaction, of which $465,000 is attributed to a beneficial conversion feature recorded with the issuance of the convertible debt. The deferred debt expense will be amortized over the life of the notes as required.

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

Other income (expense): The Current Period reflects $44,000 of expenses related to the January, 1998 Financing and $12,000 of lease interest expenses net of $4,000 of interest income in that period. The Prior Period reflects an excess of interest income from investments (Treasury bills, money market funds and corporate commercial paper) over lease interest expenses.

Net Loss: The net loss in the Current Period was $1,269,000 or $0.37 loss per share on 3,481,829 average shares of common stock outstanding, as compared to the Prior Period net loss of $2,336,000, or $0.79 loss per share on 2,939,014 average shares of common stock outstanding.

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

Other income (expense): The Current Quarter reflects $44,000 of expenses related to the January, 1998 Financing and $4,000 lease interest expenses net of interest income in that period. The Prior Quarter reflects an excess of interest income from investments (Treasury bills, money market funds and corporate commercial paper) over lease interest expenses.

Net Loss: The net loss in the Current Quarter was $404,000 or $0.11 loss per share on 3,637,264 average shares of common stock outstanding, as compared to the Prior Quarter net loss of $1,321,000, or $0.45 loss per share on 2,939,014 average shares of common stock outstanding.

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

      Staff Accounting Bulletin 98 ("SAB 98") was issued in February 3, 1998. SAB 98 revises various existing SAB's to be consistent with the requirements of SFAS No. 128. The most significant revision relates to the calculation of earnings per share when there have been issuances of stock or options at prices below the IPO price in periods preceding an initial public offering. SAB 98 requires all registrants who accounted for transactions under SAB 83 to restate those results in conformity with SFAS 128. Accordingly, the Company has restated the net loss per share data, and weighted average number of shares outstanding for prior periods as required.

Liquidity and Capital Resources

      Net cash used by operations of $607,000 for the six months ended January 31, 1998 improved 64%, or $1,092,000, from the Prior Period use of $1,699,000. The Company invested $294,000 in that six-month period, of which $291,000 was in capital content of the newly-licensed Barney home video title, as compared to $899,000 invested in the six months ended January 31, 1997. Additional funds were generated in the six months ended January 31, 1998 through the issuance of Common Stock for gross proceeds of $300,000, and the January 1998 Financing, which raised gross proceeds of $500,000 described in Part II of this filing.

      The Company's capital requirements in connection with its development of new product, infrastructure and marketing activities have been and will continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its new development efforts), that anticipated revenues from operations and its current cash and cash equivalent balances will be sufficient to fund the Company's operations and capital requirements until approximately April 30, 1998. In the event the Company's plans change or its assumptions change or prove to be inaccurate, however, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of any additional financing, and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

      Balance sheet conditions which may be indicators of the Company's liquidity would include the cash balance along with the financing receivable which was received in February 1998 (approximately [$317,000] at January 31, 1998, after the infusion on January 30, 1998 of $500,000 in proceeds from the January 1998 Financing, as compared to a cash balance of approximately [$164,000] at January 31, 1997); working capital (which was a deficiency of approximately $962,000 at January 31, 1998, as compared to a deficiency of approximately $346,000 at January 31, 1997); and the stockholders' equity position (approximately $109,000 at January 31, 1998, as compared to approximately $422,000 at January 31, 1997).

      Improvement in these indicators has in the past been dependent on external sources of financing, in the forms described below rather than through operations. Those operating factors which would afford an evaluation of the Company's ability to internally generate liquidity in both the short term and long term would include the revenue growth rate (77% over the prior fiscal year), the gross margin generated from operating activities (the fiscal year ended July 31, 1997 includes a significant equipment write-off) and the rate of selling, general and administrative expense spending relative to the revenue generated. Operating cash flow as evidenced by earnings adjusted for the non-cash expenses of depreciation, amortization of content costs and non-cash write-offs (resulting in negative operating cash flow of [$2,457,000] for the 1997 Fiscal Year) would provide an indication of the financing needed to fund future operating activities; however, these must be evaluated along with management's actions to increase its revenue stream, increase the efficiency of its marketing efforts, and control the costs of its infrastructure as discussed above.

      Because the Company has operated at a loss since its inception and has not generated sufficient revenue from its operations to fund its activities, it has, to date, been substantially dependent on loans from its stockholders and private and public offerings of its securities to fund its operations. These financings that have occurred since August 1, 1995 (being the commencement of the Company's fiscal year ended July 31, 1996) are described in the Company's 10K-SB.

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

                              Kideo Productions, Inc.


Date: March 25, 1997          By: \s\ Richard L. Bulman
                                  ----------------------------
                                  Richard L. Bulman
                                  President & Chief Executive Officer


Date: March 25, 1997          By: \s\ Richard D. Bulman
                                  ----------------------------
                                  Richard D. Bulman
                                  Secretary & Chief Financial Officer