Form 10QSB
period 1998-04-30
KIDEO PRODUCTIONS INC
filed 1998-06-15
CIK 946073

United States
                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended        April 30, 1998
                               ---------------------------

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

      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                  -------------

As of June 15, 1998 3,694,628 shares of the issuer's common stock were outstanding.

      This report contains 14 pages.

                             KIDEO PRODUCTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I   Financial Information:                                             Page
                                                                             No.

         Consolidated Balance Sheet-April 30, 1998 (unaudited)
            and July 31, 1997 (audited).....................................  3

         Consolidated Statement of Operations-three and nine months ended
            April30, 1998 and 1997 (unaudited)..............................  4

         Consolidated Statement of Shareholders' Equity
             Nine months ended April 30, 1998 (unaudited)...................  5

         Consolidated Statement of Cash Flow-nine months ended
            April 30, 1998 and 1997 (unaudited).............................  6

         Notes to the Consolidated Financial Statements.....................  7

         Management's Discussion and Analysis or Plan of Operation..........  9

PART II. Other Information.................................................. 13

         Signatures......................................................... 14

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                                      at April 30,  at July 31,
                                                                                          1998         1997*
ASSETS
Current Assets:
    Cash and cash equivalents .......................................................   $     34     $    164
    Accounts receivable trade .......................................................        671           31
    Inventory .......................................................................        135          103
    Prepaid expenses ................................................................         97           28
                                                                                        ---------------------
      Total current assets ..........................................................        937          326
Property and equipment, net .........................................................        297          507
Capitalized content costs, net ......................................................        646          518
Deferred debt expense ...............................................................         21           --
Other assets ........................................................................        190          137
                                                                                        ---------------------
      Total assets ..................................................................   $  2,091     $  1,488
                                                                                        =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ................................................................   $    765     $    475
    Accrued expenses ................................................................        235          210
    Capital leases, current portion .................................................         63           74
    Unearned revenue ................................................................      1,611          233
                                                                                        ---------------------
      Total current liabilities .....................................................      2,674          992
Convertible notes payable-long term, ($620,000 net of $496,000 of discount)..........        124           --
Capital leases, long term portion ...................................................         20           74
                                                                                        ---------------------
      Total liabilities .............................................................   $  2,818     $  1,066
                                                                                        ---------------------

Shareholders'  Equity
    Preferred Stock:  $.0001 par value; issuable in series: authorized
    5,000,000 shares, 750 shares issued and outstanding at
    July 31, 1997 and -0- shares at April 30,1998 ...................................         --           --
    Common Stock, $.0001 par value; authorized 15,000,000 shares, issued and outstanding 2,939,014 shares at July 31,1997 and
    3,694,628 shares at April 30,1998 ...............................................         --           --
    Additional paid-in capital ......................................................     10,551        9,591
    Accumulated deficit .............................................................    (11,278)      (9,169)
                                                                                        ---------------------
    Shareholders' (Deficiency)  Equity ..............................................       (727)         422
                                                                                        ---------------------
      Total liabilities and shareholders' equity ....................................   $  2,091     $  1,488
                                                                                        =====================

*   Derived from the Form 10-KSB

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
               (Dollars in thousands except for per share amounts)

                                           Three months ended        Nine months ended
                                          April 30,   April 30,     April 30,   April 30,
                                            1998        1997          1998         1997
                                         ----------------------    ----------------------
Sales ................................   $     229    $     302    $     822    $   1,063
Cost of sales ........................         259          263          772          873
Write off of production equipment ....          --           --           --          226
                                         ---------    ---------    ---------    ---------
Gross profit  (loss) .................         (30)          39           50          (36)

Selling expenses .....................         303          598          946        1,852
General and administrative expenses ..         347          440        1,001        1,477
                                         ---------    ---------    ---------    ---------
Loss from operations .................        (680)        (999)      (1,897)      (3,365)
Other income (expense), net ..........        (156)         (11)        (208)          20
                                         ----------------------    ----------------------
Net loss .............................   $    (836)   $  (1,010)   $  (2,105)   $  (3,345)
                                         ======================    ======================

Net loss per share ...................   $   (0.23)   $   (0.34)   $   (0.59)   $   (1.14)
Effect of SFAS No. 128 ...............          --           --           --           --
                                         ----------------------    ----------------------
Net loss per share restated ..........   $   (0.23)   $   (0.34)   $   (0.59)   $   (1.14)
                                         ======================    ======================

Weighted average number of shares
    outstanding ......................   3,694,628    2,939,014    3,570,899    2,939,014
                                         =========    =========    =========    =========

                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                                                Additional
                                                               Preferred Stock   Common Stock    Paid-in   Accumulated Shareholders'
                                                               Shares  Amount   Shares   Amount  Capital     Deficit      Equity
                                                                ---------------------------------------------------------------
Balance at July 31, 1997 .....................................   750    $  -   2,939,014  $  -   $ 9,591    $ (9,169)     $ 422
Conversion of preferred stock to common.......................  (750)      -     543,114     -       (25)          -        (25)
Issuance of common stock in connection
 with the September 1997 Johnston Financing  .................                   200,000     -       300           -        300
Dividends on preferred stock..................................                                                    (4)        (4)
Discount to fair market value of the January 1998,
 convertible notes payable on the conversion to common stock..                                       465                    465
Issuance of warrants in connection
 with the January 1998, Financing  ...........................                                       198                    198
Issuance of common stock in lieu of commission in connection
 with the January 1998, Financing  ...........................                    12,500     -        22                     22
Net loss......................................................                                                (2,105)    (2,105)
                                                                ---------------------------------------------------------------
Balance at April 30, 1998.....................................    (0)   $  -   3,694,628  $  -   $10,551    $(11,278)     $(727)
                                                                ===============================================================

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                             Nine months ended
                                                            April 30,  April 30,
                                                              1998       1997
                                                            -------------------
Cash flows from operating activities:
    Net loss ............................................   $(2,105)   $(3,345)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation and amortization of operating assets ..       706        510
     Write off of equipment .............................        --        226
     Changes in operating assets and liabilities:
      Accounts receivable ...............................      (640)        50
      Inventory .........................................       (32)       (95)
      Prepaid expenses and other current assets .........       (69)        67
      Other assets ......................................      (105)       (89)
      Accounts payable ..................................       290        447
      Accrued expenses ..................................       188        (14)
      Unearned revenue ..................................     1,378        188
                                                            -------------------
         Net cash used in operating activities ..........      (389)    (2,055)
                                                            -------------------
Cash flows from investing activities:
    Purchase of property and equipment ..................       (24)      (564)
    Increase in capitalized content costs ...............      (419)      (345)
                                                            -------------------
       Net cash used in investing activities ............      (443)      (909)
                                                            -------------------

Cash flows from financing activities:
    Net proceeds from issuances of capital stock ........       275         --
    Proceeds from long term debt ........................       500         --
    Proceeds from lease financing .......................        --        207
    Principal payments on capital leases ................       (73)       (64)
                                                            -------------------
       Net cash provided by financing activities ........       702        143
                                                            -------------------
Net increase (decrease) in cash .........................      (130)    (2,821)
Cash and cash equivalents at  the beginning of the period       164      2,857
                                                            -------------------
Cash and cash equivalents at the end of the period ......   $    34    $    36
                                                            ===================

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1 Basis of Presentation

      The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments, necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the nine months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998.

      The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended July 31, 1997. This quarterly report should be read in conjunction with the above mentioned Securities and Exchange Commission filings.

      For comparability, certain April 30, 1997 amounts have been reclassified where appropriate to conform to the financial statement presentation used at April 30, 1998.

2 Earnings Per Share

      During fiscal 1998, the Company adopted Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with the requirements of SFAS No. 128, Basic EPS was computed by dividing net loss after adjustment for preferred dividend requirements, by the weighted average number of shares outstanding. Diluted EPS was computed by dividing net loss after adjustments for preferred dividend requirements, by the weighted average number of shares outstanding. This excludes the antidilutive effect of outstanding equity instruments. SFAS No. 128 requires presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Earnings per share amounts for the same prior-year period are restated to conform with the provisions of SFAS No. 128.

      A reconciliation of the Basic EPS and Diluted EPS computations for net earnings (loss) follows:

                                           Nine Months     Three Months
                                                      Ended
                                                  April 30, 1998
                                           --------------------------
Basic Earnings Per Share
   Net loss as reported                    $(2,105,300)   $  (836,033)
   Less: Dividends on preferred Stock           (4,769)
                                           --------------------------
   Net loss attributable to common stock   $(2,110,069)   $  (836,033)
                                           ==========================

   Weighted average number of shares         3,570,899      3,694,628
                                           --------------------------
   Net loss per share                      $     (0.59)   $     (0.23)
                                           ==========================

                                           Nine Months     Three Months
                                                      Ended
                                                  April 30, 1997
                                           --------------------------
Basic Earnings Per Share
   Net loss as reported                    $(3,345,428)   $(1,010,318)
   Less: Dividends on preferred Stock               --             --
                                           --------------------------
   Net loss attributable to common stock   $(3,345,428)   $(1,010,318)
                                           ==========================
   Weighted average number of shares         2,939,014      2,939,014
                                           --------------------------
   Net loss per share                      $     (1.14)   $     (0.34)
                                           ==========================

                                           Nine Months     Three Months
                                                      Ended
      Per share amounts                           April 30, 1998
                                           --------------------------
      Primary EPS as reported              $     (1.14)   $     (0.34)

      Effect of SFAS No. 128                        --             --
                                           --------------------------
      Basic EPS as restated                $     (1.14)   $     (0.34)
                                           ==========================

3 January 1998, Financing

      In January 1998 the Company issued $620,000 principal amount of 10% convertible promissory notes due April 15, 1999 ("Notes"). The holders of the Notes may convert them at various times, commencing October 15, 1998, into shares of Common Stock, by dividing the principal amount of the Notes being converted by $1.00, subject to certain adjustments. The Company at the same time issued warrants providing for the purchase of a total of 640,000 shares of the Company's Common Stock, at an exercise price of $1.00 per share, subject to certain adjustments.

      The discount of the beneficial conversion feature of the Notes of $465,000 and the fair value of the warrants of $155,000 have been treated as additional discount on the issuance of the Notes, and accordingly have been netted against the principal amount outstanding. The conversion feature is being amortized from the date the security was issued until the date it first becomes convertible and the warrants are beingamortized over the life of the debt.

4 Stock Option Repricing

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

General

The Company was organized in August 1993 and develops, manufactures and markets personalized videos and books for children. The process of mass-producing individual videos featuring a subject's likeness and spoken name was developed internally by the Company. The Company claims proprietary rights in its technologies and productions process. In April 1997, the Company was issued a U.S. patent relating to its digital process (Patent No. 5,523,587).

Revenue Recognition

      The Company's products are marketed directly to consumers and also through direct TV shopping networks, catalogs and retail stores. All customer video orders, regardless of their source, are processed at the Company's manufacturing plant in New York City. Revenue is recognized when the completed personalized product is shipped to the customer.

Results of Operations

      The following discussion should be read in connection with the Company's financial statements and notes thereto appearing elsewhere in this report.

Nine month comparisons: Comparison of the nine month fiscal period begun August 1, 1997 through April 30, 1998, ("Current Period") against the nine month fiscal period begun August 1, 1996 through April30, 1997, ("Prior Period"):

Sales: Sales declined 23% to $822,000 in the Current Period from $1,063,000 in the Prior Period. The direct to consumer sales declined 26% to $476,000 in the Current Period from $643,000 in the Prior Period. Catalog and retail sales declined $207,000 or approximately 50% to $206,000 for the Current Period. These declines were offset by direct TV vender-based sales, a new category (Home Shopping Network and QVC) of $116,000.

      The decrease in the Current Period is attributed to the fact that the Company put all its efforts into its newly licensed Barney tape, My Party With Barney, which premiered on the shopping networks and started shipping in April, as compared to the Prior Period, when the Company had introduced four new Kideo titles along with an advertising campaign direct to the consumer, which contributed significantly to the increase in sales for the nine months ended April 30, 1997.

      The Company sells a plush version of Gregory Gopher, a proprietary character, and a non-personalized audiocassette featuring the sound track from the Gregory Gopher videos. Sales of these ancillary products accounted for $24,000 in sales or 3% for the Current Period and have not been significant to date.

      Late in the third quarter the Company introduced two new personalized book titles along with personalized stickers. The Company has been promoting prepaid orders for its new products directly to the consumer and through direct TV shopping networks. No sales were recorded for the Current Period as personalized books and stickers were first shipped in May 1998.

Cost of Sales: The Company had a gross profit of 6% or $50,000 for the Current Period as compared to a loss in the Prior Period of ($36,000). Continued inventory controls and improved manufacturing process, combined with a decrease in volume, have reduced the cost of raw materials and direct labor, generating savings of $38,000 and $53,000 respectively. Depreciation expense declined $104,000 in the Current Period due to the retirement of manufacturing equipment in the Prior Period. Amortization expense increased $147,000 in the Current Period. Royalties and other fixed costs of sales showed savings of $12,000 and $50,000 for the Current Period.

Selling expenses: Selling expenses decreased $906,000 or 49% in the Current Period to $946,000 from $1,852,000 in the Prior Period. Promotional and media expenses decreased by $542,000 in the Current Period as a result of spending cut backs by the Company. Additional decreases reflect reductions in sales related payroll and benefits of $252,000, outside services of $45,000 and a decrease in shipping expenses of $66,000. These savings were offset by an increase in commissions (net of related vender expenses) of $27,000 mostly related to sales of the new Barney tape on direct TV shopping networks. The Company's present marketing programs include direct to consumer Barney promotions, a "Kideo Catalog" and a Kideo products promotion on the TV shopping networks.

General and administrative expenses: The Company's general and administrative expenses decreased $476,000 or 32% to $1,001,000 in the Current Period from $1,477,000 in the Prior Period. This decrease is attributed to the impact of the development of new, more efficient production technology that was developed and put into place in the Prior Period. Other cost-effective savings by the Company during the Current Period were in payroll and related payroll expenses of $115,000, insurance of $21,000, professional fees of $76,000, expenses associated with being a public company of $23,000 and infrastructure costs of $89,000. These savings were offset by higher depreciation charges of $30,000.

      The Company regularly reviews its general and administrative expenses for potential cost effective savings and implements them as and when practical. Management does not currently anticipate that, relative to the revenues expected to be generated in the fourth quarter of the fiscal year ended July 31, 1998, that the Company's general and administrative expenses will run at a rate proportionally higher then they did in the Current Period.

Loss from operations: The loss from operations decreased $1,468,000 or 44% to $1,897,000 in the Current Period from $3,365,000 in the Prior Period. In response to unprofitable promotions spending in the prior periods, the Company has implemented cost-saving measures that include across-the-board salary reductions, reductions in shipping costs, headcount, benefits, and discretionary spending. The Company continues this management policy as evidenced by the decreases in selling, general and administrative expenses in the Current Period as compared to the Prior Period.

Other income (expense): The Current Period reflects amortization of discount and deferred debt expense of the January 1998 Financing of $173,000, along with debt and lease interest expenses net of interest income in that period. The Prior Period reflects an excess of interest income from investments (Treasury bills, money market funds and corporate commercial paper) over lease interest expenses.

Net Loss: The net loss in the Current Period was $2,105,000 or $0.59 loss per share on 3,570,899 average shares of common stock outstanding, as compared to the Prior Period net loss of $3,345,000, or $1.14 loss per share on 2,939,014 average shares of common stock outstanding.

Three-month comparison: Comparison of the quarter begun February 1, 1998 through April 30, 1998, ("Current Quarter") against the quarter begun February 1, 1997 through April 30, 1997, ("Prior Quarter"):

Sales: Sales declined 24% to $229,000 in the Current Quarter from $302,000 in the Prior Quarter. The direct to consumer sales decreased 63% to $87,000 in the Current Quarter from $234,000 in the Prior Quarter. The catalogue and retail-sourced sales for the Current Quarter decreased 65% or $40,000 to $23,000. These reductions in sales were offset by direct TV vender-based sales, a new category (Home Shopping Network and QVC) of $116,000 or 51% of Current Quarter sales.

      During the Current Quarter the Company put all its efforts into its newly licensed Barney tape, My Party With Barney, which premiered on the shopping networks and started shipping in April, as compared to the Prior Quarter, when the Company's new Kideo titles were being supported by advertising campaigns direct to the consumer, which contributed significantly to the increase in sales for the three months ended April 30, 1997.

      Late in the Current Quarter the Company introduced two new personalized book titles along with personalized stickers. The Company has been promoting prepaid orders for its new products directly to the consumer and through the direct TV shopping networks. No sales were recorded for the Current Quarter as personalized books and stickers were first shipped in May 1998.

      The Company sells a plush version of Gregory Gopher, a proprietary character, and a non-personalized audiocassette featuring the sound track from the Gregory Gopher videos. Sales of these ancillary products were less then 1% for the Current Quarter and have not been significant to date.

Cost of Sales: The Company had a gross loss of $30,000 in the Current Quarter as compared to a gross profit of $39,000 in the Prior Quarter. Continued inventory controls, purchasing of raw materials, improved manufacturing process combined with the decrease in sales have created savings of $10,000 in raw material purchases. Continued fixed expenses of $110,000 of amortization of content costs, quarterly through January 1999 and $49,000 of depreciation on production equipment precludes a gross profit at the Current Quarter's level of sales.

Selling expenses: Selling expenses decreased $295,000 or 49% in the Current Quarter to $303,000 from $598,000 in the Prior Quarter. This decrease primarily reflects a reduction in marketing programs and promotions of $302,000 and sales related payroll and benefits of $56,000. These savings reflect spending cut backs by the Company. The Company incurred an increase of $62,000 of additional commission and vender prepaid kit expenses mostly related to sales of the new Barney tape on the direct TV shopping networks. The Company's present marketing programs include direct to consumer Barney promotions, a "Kideo Catalog" and a Kideo products promotion on the TV shopping networks.

General and administrative expenses: The Company's general and administrative expenses decreased $93,000 or 21% to $347,000 in the Current Quarter from $440,000 in the Prior Quarter. The primary causes for this decrease were in payroll and related payroll expense of $29,000 and professional fees of $68,000 in the Current Quarter. Other cost-effective savings by the Company during the Current Quarter were in expenses associated with being a public company of $8,000 and all over infrastructure costs. These savings were offset by new product development costs inclusive of software updates of $23,000 related to personalized books and stickers.

Loss from operations: The loss from operations decreased $319,000 or 32% to $680,000 in the Current Quarter from $999,000 in the Prior Quarter. In response to unprofitable promotions spending in the prior periods, the Company has implemented cost-saving measures that include across-the-board salary reductions, reductions in shipping costs, headcount, benefits, and discretionary spending. The Company continues this management policy as evidenced by the decreases in selling, general and administrative expenses in the Current Quarter as compared to the Prior Quarter.

Management continues to seek strategic marketing alliances with the intent to reduce its financial risk in direct-to-consumer promotions and to develop a broader based distribution for the Company's products as accomplished with the direct TV marketing networks. There can be no assurances that these objectives will continue be achieved.

Other income (expense): The Current Period reflects amortization of discount and deferred debt expense of the January 1998 Financing of $129,000, along with debt and lease interest expenses net of interest income in that period. The Prior Quarter reflects an excess of interest income from investments (Treasury bills, money market funds and corporate commercial paper) over lease interest expenses.

Net Loss: The net loss in the Current Quarter was $836,000 or $0.23 loss per share on 3,694,628 average shares of common stock outstanding, as compared to the Prior Quarter net loss of $1,010,000, or $0.34 loss per share on 2,939,014 average shares of common stock outstanding.

Impact of Recent Accounting Pronouncements

      During fiscal 1998 the Company has adopted SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of previously required primary EPS with a presentation of basic EPS and diluted EPS. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128. The adoption of this statement did not result in material changes to the previously reported EPS amounts.

Liquidity and Capital Resources

      Net cash used by operations of $389,000 for the Current Period ended April 30, 1998 improved 81% or $1,666,000 from the Prior Period use of $2,055,000. The Company invested $443,000 in the Current Period, of which $419,000 was in capital content of the newly licensed Barney Kideo in the Current Period as compared to $909,000 invested in the Prior Period. Additional funds were generated by the issuance in October 1997 of capital stock for gross proceeds of $300,000 and the January 1998 Financing activities for gross proceeds of $500,000.

      The Company's capital requirements in connection with its development of new product, infrastructure and marketing activities have been and will continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its new licensed-character development efforts, like those involving the Barney and Disney characters), that anticipated revenues from operations and its current cash and cash equivalent balances will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. In the event the Company's plans change or its assumptions change or prove to be inaccurate, however, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of any additional financing, and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

      Balance sheet conditions which may be indicators of the Company's liquidity would include the cash balance along with the accounts receivable (approximately [$705,000] at April 30, 1998, as compared to a cash balance and accounts receivable of approximately [$195,000] at July 31, 1997); working capital (which was a deficiency of approximately $1,737,000 at April 30, 1998, as compared to a deficiency of approximately $666,000 at July 31, 1997); and the stockholders' equity position (approximately ($727,000) at April 30, 1998, as compared to approximately $422,000 at July 31, 1997). The increasing working capital deficiency indicates the Company's need for additional capital during the periods concerned. Although there can be no assurances, the Company believes that its new vendor relationships with HSN and QVC as well as its licensing agreement with Disney will generate revenues sufficient to fund its operations.

      In March 1998, the Company introduced on the Home Shopping Network and subsequently on QVC the Kideo title "My Party With Barney". Through May of 1998, prepaid orders for Kideo titles had been placed with HSN and QVC in the amounts of approximately $879,000 and $810,000 respectively, representing total sales of $1,689,000 (virtually all of which represented orders for "My Party With Barney"). Of that amount, the Company had collected approximately $1,276,000 through May 31, 1998. Although historically the Company has been dependent on equity financings to fund operations, the Company expects that the continued marketing of the Kideo products on HSN and QVC and the related funds generated and other vendor based sales will continue to generate revenue and serve to fund its operations and reduce its working capital deficit.

      The Company has no current plans for additional financing.

      Additionally, improvement in these indicators has in the past been dependent on external sources of financing rather than through operations. Those operating factors which would afford an evaluation of the Company's ability to internally generate liquidity in both the short term and long term would include the revenue growth rate, the gross margin generated from operating activities, general and administrative expense spending relative to the revenue generated. Operating cash flow as evidenced by earnings adjusted for the non-cash expenses of depreciation, amortization of content costs and non-cash write-offs (resulting in negative operating cash flow of [$1,399,000] for the nine months ended April 30, 1998) would provide an indication of the financing needed to fund future operating activities; however, these must be evaluated along with management's actions to increase its revenue stream, increase the efficiency of its marketing efforts, and control the costs of its infrastructure as discussed above.

      The Company has no material commitments for capital expenditures at the present time. Currently, the Company's sales volume can be met with existing production equipment, and increases in volume can be met by adding additional shifts with existing equipment. Capital expansion for additional production equipment will be driven by increases in sales volume and will be funded by such revenues.

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

                                    Kideo Productions, Inc.

Date:    June 15, 1998              By: /S/ Richard L. Bulman
                                        ----------------------
                                           Richard L. Bulman
                                           President & Chief Executive Officer

Date:    June 15, 1998              By: /S/ Richard D. Bulman
                                        ---------------------
                                           Richard D. Bulman
                                           Secretary & Chief Financial Officer