Form 10KSB
period 1998-07-31
KIDEO PRODUCTIONS INC
filed 1998-10-29
CIK 946073

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1998           Commission file number 0-28158

                             KIDEO PRODUCTIONS, INC.
                 (Name of small business issuer in its charter)

             DELAWARE                                       13-3729350
             --------                                       ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

     611 BROADWAY, SUITE 523
        NEW YORK, NEW YORK                                   10012
     -----------------------                                 -----
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its fiscal year ended July 31, 1998 were $2.0 million. As of October 9, 1998, 3,775,886 shares of Common Stock were outstanding (of which 1,147,052 shares were held, either directly or indirectly, by affiliates of the Company) and 1,610,000 Redeemable Warrants were outstanding. Based upon the average closing bid and asked prices of the Common Stock on Nasdaq on October 9, 1998, the aggregate market value of the shares of Common Stock held by non-affiliates was approximately $2.8 million. In making this computation, all shares known to be owned by directors and executive officers of the issuer and all shares known to be owned by other persons holding in excess of 5% of the issuer's Common Stock have been deemed held by "affiliates" of the issuer. Nothing herein shall prejudice the right of the issuer or any such person to deny that any such director, executive officer or stockholder is an "affiliate."

Transitional Small Business Disclosure Format (check one):  Yes |_|; No |X| .

                                     Part 1

Item 1. Business

General

      In its nearly five year history, Kideo Productions, Inc. has succeeded in developing proprietary technologies and production processes which have made it a low-cost manufacturer of a new category of home entertainment products: digitally photo-personalized home videos ("Kideos") and photo-personalized books. Since commercially launching its first photo-personalized video products nationally in the spring of 1994, the Company had focused primarily on producing and marketing Kideo products for children aged two to seven featuring proprietary content and characters developed and owned by Kideo. In 1997, however, the Company obtained licenses (the "Barney Licenses") to manufacture and sell photo-personalized home videos and books featuring Barney, the dinosaur character from the highly-rated children's television series "Barney and Friends"; and in that same year the Company also obtained a license (the "Disney License") from The Disney Publishing Group providing for the release of four English language photo-personalized books featuring certain characters owned by the Walt Disney Co. With its existing photo-personalized product lines targeting the children's market, the Company has created a unique product niche in the children's home entertainment market.

      In the Company's photo-personalized products, a child's face and name are digitally placed by a PC-based production system into a story template that has been digitally stored. The digital content is then output to either analog video or a printed format, allowing the child to become the star in a personalized VHS videocassette or book.

      The Company currently markets nine proprietary personalized video titles for children, including one photo-personalized Barney home video, one photo-personalized Barney book. The Barney Licenses provide for the of two additional photo-personalized Barney books.. The Company has the right to market its Barney video title for the five-year period ending June 30, 2002 and its Barney books for the five-year period ending September 30, 2002. The Disney Licence provides for the release by the Company of four English language photo-personalized books featuring Disney's standard characters (i.e., Mickey Mouse, Minnie Mouse, Donald Duck, Daisy Duck, Pluto and Goofy) and characters to be designated by Disney from the popular animated motion pictures "The Lion King" and "Toy Story". Two of the Disney Books are required to be early learning books and two are to be original story books. The Company has the rights to distribute the four Disney Books until April 30, 2000 in Canada and the United States and its territories and possessions.

      For its fiscal years ended July 31, 1997 and July 31, 1998, the Company had net losses of approximately $3,819,000 and $2,730,000, respectively, and it had an accumulated deficit of approximately $11,899,000 as of July 31, 1998. The report of independent accountants on the Company's consolidated financial statements for the fiscal year ended July 31, 1998 contains an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

      In January 1997, the Company began marketing the first two titles in its new series of Gregory and Me Kideos. The Company created these titles utilizing a newly implemented proprietary production system. As a result of the improved computerized production technologies employed by this system, in a Gregory and Me title the child's photo-personalized character can exhibit two-dimensional full-motion animation and can be made to interact with both two-dimensional animated versions and three-dimensional puppet versions of the Gregory and Me cast of proprietary characters -- who in each title are led by Gregory Gopher. It is this recently patented production process -- a sophisticated technological system for the low cost, mass production of digitally photo-personalized videos and books -- which the Company believes will provide it with a meaningful near-term competitive advantage over new entrants into the emerging market for digitally photo-personalized home entertainment products.

      Each of the Original Kideos and Gregory and Me Kideos utilizes a digitally-stored video story template that features content and characters which are proprietary to the Company. The eight existing Kideo titles each has a playing time of approximately 20 minutes and a suggested retail list price of $29.95 to 34.95. The Company believes, however, that more than half of all Kideos sold by its vendor-based customers have been offered at an actual retail price of $34.95 or higher. To date, substantially all Kideos sold have been purchased by U.S. consumers. The Company historically has relied primarily on national catalogue retailers (such as Hammacher Schlemmer) to market and sell its products. However, the Company has increasingly been targeting its marketing strategies towards direct-to-consumer advertising and most recently with electronic retailers ( such as Home Shopping Network ("HSN") and QVC, Inc.).

Operating Strategy

      During 1997, the Company determined to focus its near-term development efforts for new digitally photo-personalized products increasingly upon the creation of titles featuring licensed characters (instead of proprietary ones) that have proven popularity in the children's home video market. In furtherance of that objective, the Company in 1997 obtained the Barney Licenses (which allow for the use of the Barney character in one photo-personalized home video and three photo-personalized books) and the Disney License (which allows for the use of certain Disney characters in four English language photo-personalized books). In order to advance that objective, the Company also is currently seeking out licensing, marketing and other arrangements with companies that control similar types of characters and/or that have the demonstrated financial and operational capabilities to promote and distribute children's home video products through a broad range of domestic distribution channels, including retail outlets of various kinds. The Company, however, is not currently seeking, or engaged in negotiations concerning, any arrangements that relate to any merger, consolidation, purchase or sale transaction involving the Company, any of its assets or any other business.

      The Company's long-term business strategy is to become a premier market leader, both domestically and internationally, in the development, manufacturing and marketing -- to children and other consumers -- of a wide variety of digitally photo-personalized home video titles, other photo-personalized audiovisual products, photo-personalized books, and related articles of merchandise (both personalized and non-personalized). Included among the Company's product development goals are:

      - to develop additional photo-personalized home video and book titles for children employing both proprietary and licensed characters; and

      - to develop other digitally personalized audiovisual and printed products likely to appeal to a demographic base spanning both children and adults, such as personalized screen savers and other personalized software products for personal computers.

      In addition, the Company will in general continue to seek to expand its product line by exploiting more sophisticated digital personalization technologies, as they become available, in order to offer to consumers progressively more sophisticated and entertaining personalized media products.

Technology Overview

      The production of Kideos was made possible by relatively recent advancements in the capabilities of affordable desktop personal computers ("PCs") to process, manipulate and edit digital video information. A photo-personalized Kideo product is created by the following process: overlaying a digitized photographic image of a child's face onto the body of an illustrated character embodied in a pre-existing, digitally-stored template; and then outputting the resulting series of digital images to either an analog VHS videocassette or a printed format. That process, in the production of a photo-personalized VHS videocassette, is synchronized with accompanying musical and narrative soundtracks. The narrative track is also personalized in appropriate places by inserting the spoken name of the child. In the book format, the printed images of the photo-personalized child's character are accompanied by text into which that child's name also has been digitally inserted. In the future, the Company's current production technologies will enable it to manufacture its photo-personalized products in digital versatile disk ("DVD") and other digital formats.

      The three older titles of those comprising the Original Kideos -- Mr. Tibbs & the Great Pet Search; My Alphabet; and 1,2,3, Come Count With Me -- were conceived and produced by the Company prior to the Company's development of its recently patented digital personalization production process, using a less advanced production system (referred to herein as the "TVL system"). These three Kideo titles consist of 130 to 150 two-dimensional full-screen illustrated images (or "frames") in which the child appears as the main character together with other illustrated characters who comprise the standard content of the particular title. In the three Kideo titles produced with the TVL System, the illustrated body of the child's personalized character can be moved around within a frame, but only in a limited number of frames, and each frame appears on screen for almost six seconds before fading to the next frame. As a result, the finished Kideo product has an appearance that might be likened to a "video picturebook," as distinguished from the full-motion animation a consumer experiences when viewing, for example, a videocassette of Disney's The Lion King. During the second half of 1996, the Company ceased producing the three older Original Kideos on the TVL system and began manufacturing them using the digital personalization production process currently used by the Company.

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

      The Company most recently employed these same advanced production capabilities in creating its first photo-personalized Barney home video title -- "My Party with Barney" -- which the Company debuted through direct- response promotions on the HSN and QVC television channels and is currently selling through all marketing channels.

      The Company's ultimate objective for the evolution of its digital personalization production process, however, is to create a manufacturing system capable of producing, at low cost, photo-personalized videos -- as well as other digitally personalized consumer media products -- in which the customer's personalized character can exhibit two dimensional or three dimensional full-motion animation in both its illustrated body and in the features of its personalized facial image (e.g., moving eyes and eyebrows and lips that move in synchronization with sound). There can be no assurance, however, that the Company will ever succeed in developing a production system capable of producing products with such features at a cost acceptable to the Company. For instance, while the Company believes that, at the present time, there are existing technologies that could be used to produce products with such features, the Company believes that costs currently associated with such production would make those products far too expensive for the broad-based consumer market.

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

      The Company claims proprietary rights in its production technologies and processes. In April 1997, the Company was issued a U.S. patent relating to its digital personalization production process (Patent No. 5,623,587). The Company believes that this patent could potentially have substantial value, since the Company expects that businesses owning characters that are popular in the children's entertainment markets will ultimately seek to exploit those characters in digitally personalized audiovisual products.

The Company first used its current digital personalization production process in the development of My Christmas Wish. As a result, this title became the first Kideo title in which the illustrated body of the child's personalized character is able to exhibit actual two-dimensional partial-motion animation. The new Kideo production system is already capable, however, of producing an even wider range of motion than that exhibited by the personalized character in My Christmas Wish. The more advanced technologies utilized in the new system make it possible to produce a personalized video in which (i) the illustrated body of the child's personalized character can exhibit two-dimensional full-motion animation and (ii) the personalized facial image of the child's character can exhibit at least some limited motion, such as eyes that blink and lips that move up and down (although not necessarily in synchronization with the soundtrack). The Company expects that these improvements in the features of its Kideos will enable it to produce new titles that will be more entertaining and engaging for the child for whom a Kideo is purchased. To date, however, the Company has not made use in any Kideo titles of the capability to achieve partial animation of the personalized facial id's character. It is anticipated that this feature improvement will first be implemented at some time during 1999 in connection with a future title featuring popular children's characters licensed from others (the development of which cannot be assured).

Product Fulfillment

      The Company designs, develops and produces its Kideo personalized video products as finished goods at its New York City facility, without employing any subcontractors in the production process. Pre-paid Kideo order kits are shipped to the Company's customers from third-party fulfillment centers. The components used in the production of the Company's photo-personalized videos (e.g., P.C.s, commercially available multimedia production software applications, and VHS videocassettes and related labels and packaging) are readily available to the Company from a large number of competitively priced suppliers. Once ordered, a personalized Kideo is produced and shipped to the customer generally within two to four weeks after the order is received. There is consequently no meaningful backlog.

      The Company believes that it currently has the production capacity, personnel and other resources required in order to produce and deliver its existing Kideo products on a timely basis and in accordance with the Company's estimated demand for its products. This belief is derived in large part from the nature of the Company's new production system, which is comprised of modular production stations. In the event of increased demand for its Kideos, the Company's experience has been that one or more production stations can be added and the related production personnel trained in about one week. In addition, because the Company sells a Kideo by first selling the order kit for the desired title, the Company at any point in time can accurately forecast the short-term demand for its products based upon the number of Kideo order kits in circulation. As a result, the Company believes that it can anticipate a need to add new Kideo production stations reasonably in advance of having actually to meet any increased future demand for its products.

The Existing Kideo Titles

      The six Original Kideo titles (Mr. Tibbs & the Great Pet Search; My Alphabet; 1,2,3, Come Count With Me; My Christmas Wish; Mystery of the Missing King; and Space Ace ) and the first two Gregory and Me titles (See What I Can Do! and My Amazing Animal Adventure) all feature characters developed by the Company - respectively, Mr. Tibbs, Alexander G. Bear, Counting Cat, the Company's own version of Santa Claus and, in each Gregory and Me title, a cast of animal characters consisting of Gregory Gopher (the "host" of each title), Cyrus, Shelly, Ziggy and Zag. Each personalized video title is approximately 20 minutes in length.

      Each of the nine personalized video titles now being marketed has been designed to take advantage of the power of video personalization to stimulate the imagination of children by literally placing them in exciting and educational situations where they can see themselves learning and having fun. They ride on the back of a hippo while counting four turtles in a boat; they learn about the letter "L" by leapfrogging over Alexander G. Bear; and they dive beneath the sea to meet a tortoise. Mr. Tibbs even asks, "Sarah, would you like a zebra for a pet?" In My Amazing Animal Adventure, the child at one point sees her personalized character riding in a canoe with a three-dimensional puppet version of Gregory Gopher, who calls her attention - addressing her by name - to various animals they are passing on the river.

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

      Each of the existing Kideo titles currently has a suggested retail list price of $29.95 to $34.95. The Company believes, however, that more than half of all Kideos sold to date by its vendor-based customers have been offered at an actual retail price of $34.95 or higher, and the Company is considering raising its suggested retail list price to $34.95 in the near future.

Photo-Personalized Products Featuring Barney the Dinosaur and Disney Characters

      In March 1998, the Company began selling on HSN and QVC its first photo-personalized Barney home video title -- "My Party with Barney." In this 17-minute home video, the photo-personalized child character interacts with Barney, one of the most popular children's market characters in America and the star of the highly-rated children's television series "Barney and Friends." "My Party with Barney" takes advantage of all of the sophisticated production technologies and features that the Company has used in the production of the Gregory and Me series of Kideos. This title is packaged similarly to the Gregory titles in a personalized vinyl videocassette cover. The suggested retail list price for "My Party with Barney" is $34.95. Under the Barney Licenses, the Company has the right to market "My Party with Barney" for the five-year period ending June 30, 2002.

      The Company believes that the proven broad appeal of Barney products in the Company's targeted demographic market will contribute to making this video title its most successful ever. In the consumer marketplace, Barney has become one of the most popular children's characters of all time. The Barney television series is currently the number one ranked series among children from two to five years old. Barney also is currently the number one ranked character in the children's home video market, in which sales of Barney titles account for approximately 17% of all children's non-theatrical home video titles.

      In the spring of 1998, the Company introduced on the shopping network stations (HSN and QVC) the Kideo title "My Party With Barney". A 15 minute promotional spot was broadcast by HSN six times during a 48 hour period. In response, over 9,000 orders were received for this title. In comparison, for the fiscal year ended July 31, 1997 the Company had total sales of approximately $1,346,000. Through July 31, 1998, orders for prepaid Kideo order kits by HSN and QVC were approximately $1,637,000 (most of which represented orders for "My Party With Barney"). This recent experience has reaffirmed the Company's belief that it may be able to exploit significant sales opportunities through the creation of Kideos that, like "My Party with Barney," feature licensed characters that have proven popularity in the children's home video market.

      The Barney Licenses also permit the Company to market three photo-personalized Barney books over the five-year period ending September 30, 2002. The first of these books, "Barney's Alphabet Adventure With Me," was released in late spring 1998. It is a 24-page, laminated hardcover book in which the child's image is digitally printed throughout, accompanied by the insertion of the child's printed name in the text of the story. Through July 31, 1998, the Company had sold over 12,000 copies and had orders for an additional 2,000 copies.

      The Company believes that the proven broad appeal of Barney products in the Company's targeted demographic market will contribute to making this book a successful new product. Since 1993, over 34 million Barney books have been sold. The latest "All-Time Bestselling Hardcover Children's Book Lists" according to Publisher's Weekly includes 27 Barney book titles.

      Under the Barney Licenses, the Company has the right to market its Barney video title for the five-year period ending June 30, 2002 and its Barney books for the five year period ending September 30, 2002. In each case, the Company's distribution rights extend to Canada and the United States and its territories and possessions. With respect to Barney video titles, the Company's manufacturing rights are limited to the production of videos in the NTSC format only. Within 60 days after the one-year anniversary of the first release of "My Party with Barney", Kideo and Lyons Partnership, L.P. ("Lyons"), the licensor of the Barney characters, are to negotiate in good faith regarding the potential grant of a license by Lyons to the Company for the manufacture and distribution of additional videos featuring Barney characters. On sales of videos and books pursuant to the Barney Licenses, the Company is obligated to pay to Lyons, on a quarterly basis, certain specified royalties (at rates believed by the Company to be customary in the home video and book publishing industries for licensing transactions of similar nature). Lyons' royalty rates for video and book sales are subject to a specified dollars-and-cents minimum royalty per unit sold. In the case of video sales, Lyons' royalty rates will increase as certain specified unit sales levels are exceeded.

      The Company's newly licensed Disney book entitled, Simba and Me in "A Friend to Count On", featuring Disney characters from the feature film The Lion King, debuted on QVC October 17, 1998.

      The Disney License provides for the release by the Company of four English language photo-personalized books featuring Disney's standard characters (i.e., Mickey Mouse, Minnie Mouse, Donald Duck, Daisy Duck, Pluto and Goofy) and characters to be designated by Disney from the popular animated motion pictures "Disney's The Lion King" and "Toy Story". Two of the Disney Books are required to be early learning books and two are to be original stroy books. The Company has the rights to distribute the four Disney Books until April 30, 2000 in Canada and the United States and its territories and possessions. The Company's rights under the Disney License are nonexclusive; accordingly, Disney could license any of its characters to third parties for the creation of different photo-personalized books (the Company's rights being exclusive during the contract's term with respect to the publication and sale of the Disney Books created by it under the Disney License). The Disney Books are required to be hardcover books and are to be of a type and quality designed to sell at a suggested retail price of $19.95; the Company, however, has the absolute discretion to price each book as it deems appropriate. As partial consideration for the rights granted by Disney under the Disney License, the Company paid Disney $30,000, along with a stand by letter of credit in the amount of $75,000 as an advance against the royalties payable to Disney thereunder. On sales of the Disney Books pursuant to the Disney License, the Company is obligated to pay to Disney, on a monthly basis, certain specified royalties (at rates believed by the Company to be customary in the book publishing industry for licensing transactions of similar nature), subject to (i) a specified dollars-and-cents minimum royalty per unit sold and (ii) guaranteed aggregate minimum royalties paid to Disney during the contract's term of $100,000.

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

Near-Term Product Development Goals

      From among the many conceivable new product opportunities envisioned by the Company, it currently intends, in the short- to near-term, to continue to direct its product development efforts towards the market segment that it believes it has largely created and accordingly knows best -- the home-consumer market for digitally personalized products that are essentially videos, books and other digitally photo-personalized printed products (as opposed to, for example, computer games or other computer software titles, such as personalized computer screen savers). Examples of the types of new products currently being investigated by the Company include photo-personalized puzzles, calendars and posters. The Company does not expect, however, to be able to commercialize any of those products for introduction to the markets until late in the 1998 calendar year at the earliest.

Kideo Related Merchandise. By using proprietary content and characters to expand its line of Kideos, the Company believes that it may be able to leverage the investment it makes in the creation of such characters into an additional revenue stream, i.e., by selling related merchandise featuring those same characters. Mr. Tibbs, Alexander G. Bear and Counting Cat, for instance, could all be produced as plush stuffed-animal toys or could be featured in children's coloring books and work books. The Company currently is marketing a plush toy version of Gregory Gopher as well as an audio cassette containing the songs that are sung by Gregory Gopher, Cyrus, Shelly, Ziggy and Zag in See What I Can Do and My Amazing Animal Adventure.

Photo-Personalized Videos Featuring Popular Licensed Characters. Although the Company historically has focused on the development and exploitation of its proprietary content, it has not ignored potential opportunities to expand its line of Kideos to include titles featuring licensed characters that are popular in the children's market. Since the Company's successful implementation of its new production process in the manufacturing of the "My Party with Barney" photo-personalized home video titles, the Company has increasingly devoted management resources to the development in the near-term of Kideo titles featuring licensed characters. In furtherance of that development objective, the Company is currently seeking out licensing, marketing and other arrangements with companies that control those types of characters and/or that have the demonstrated financial and operational capabilities to promote and distribute children's home video products through a broad range of domestic distribution channels, including retail outlets of various kinds. In a Kideo title featuring licensed characters, the child's personalized character could conceivably appear alongside and interact with animated characters (e.g., Rug Rats, Blues Clues and Bugs Bunny) or live-action characters (e.g. Big Bird).

      To date, however, the Company has not entered into any definitive agreements with respect to the licensing of any such characters, and there can be no assurance either that any such licenses will be made available to the Company or that, if made available, they will be offered on terms and conditions that are acceptable to the Company.

      In pursuing these product development goals, the Company is not currently seeking, or engaged in negotiations concerning, any arrangements that relate to any merger, consolidation, purchase or sale transaction involving the Company, any of its assets or any other business.

Longer-Term Product Development Goals

      The Company believes that, over the course of the next decade or so, the digital/electronic audiovisual media industries will experience significant growth and that this growth could present businesses employing technologies like those the Company has developed with numerous opportunities to apply digital personalization to virtually any popular media content. While no assurance can be given to this effect, such opportunities could someday in the future result in consumer products that might conceivably include personalized computer screen savers, personalized interactive video games or even personalized interactive television programming. In order to capitalize on such opportunities, it is part of the Company's long-term strategy for the development of future products to create digitally personalized audiovisual products that are likely to appeal to a broad demographic base, spanning both children and adults. The Company also intends to continually seek to expand its product line by exploiting more sophisticated digital personalization technologies, as they become available, in order to offer progressively more sophisticated and entertaining personalized media products.

Research and Development Expenditures

      In the fiscal years ended July 31, 1998 and 1997, the Company's expenditures on research and development activities totaled approximately $215,000 and $374,000, respectively.

Marketing

      General

      The Company believes that it has developed important sales and distribution relationships with some of the country's most respected catalog retailers, electronic retailers (TV shopping networks) and retail stores. Kideo order kits have been available for purchase at various times through HSN, QVC and such national mail order catalogs as Hammacher Schlemmer, Spiegel, Personal Creations, Fingerhut, Celebration Fantastic, One Step Ahead, Johnson Smith, Just Between Us, Critics Choice Video and Troll Learn & Play. Since the Company first began marketing its products, sales through catalog retailers have historically been the primary distribution outlet for Kideos. More recently, however, electronic sales and direct- to-consumer sales have increased substantially, as the Company has explored and tested various types of direct marketing campaigns (including television, radio and direct mail). With the objective of reducing overall selling expenses while sustaining steady growth, in 1998 the Company's direct marketing efforts consisted largely of a combination of low cost direct-to-consumer sales achieved through marketing and promotional partnerships with third parties, and direct marketing programs that have historically yielded profitable returns.

      Electronic Sales (TV Shopping Networks)

      In March of the fiscal year ended July 31, 1998, the Company's products debuted on HSN and subsequently on QVC and the Canadian Home Shopping Station with great success. A 15 minute promotional spot was broadcast by HSN six times during a 48 hour period. In response, over 9,000 orders were received for "My Party with Barney". Electronic sales accounted for approximately 51% of the Company's revenue for the fiscal year ended July 31, 1998. Through July 31, 1998, orders for prepaid Kideo order kits through HSN and QVC were approximately $1,637,000 (most of which represented orders for "My Party With Barney").

      Catalog Sales

      During the fiscal year ended July 31, 1998, catalog sales accounted for approximately 14% of the Company's revenues. The Company believes that the initial placement of Kideo information in mail order catalogs resulted largely from the Company's engagement of an independent national catalog representative who represents over forty catalogs nationwide. This representative (who is still being utilized by the Company) receives commissions based on the net sales proceeds generated by its product placements.

      Because of the success generally experienced through Hammacher Schlemmer and other catalog retailers who were among the first to offer Kideos in their catalogs, the Company currently is finding it increasingly easy to convince other catalog retailers to feature Kideos in their publications. Since the start of the 1996 Fiscal Year (August 1, 1995), the number of nationally distributed catalogs in which Kideos were marketed increased from 14 at the start of such year to approximately 27 currently. For the foreseeable future, the Company will continue to target major catalogs as potential new marketing outlets for Kideos. The Company's launch of its new products featuring the well-known licensed character, Barney, has generated interest on the part of current and new catalog accounts in the Company's product lines.

      In October 1997, the Company mailed the first edition of The Kideo Catalog, a sixteen page four-color consumer catalog featuring the Company's full line of personalized and non-personalized products. In the fiscal year ended July 31, 1999, the Company plans to mail two editions of The Kideo Catalog to both the Company's past customers, and various outside lists of consumers that closely match the Company's typical customer profile. The next edition of The Kideo Catalog to be mailed is expected to be the holiday edition in fall 1998, and it will prominently feature Barney and Disney products both inside the catalog and on the cover.

      Direct Sales

      Direct sales to consumers accounted for approximately 34% of the Company's revenues for the fiscal year ended July 31, 1998 (as compared to approximately 56% of revenues for the prior fiscal year). During the fiscal year ended July 31, 1998, the Company experienced an 8% decrease (to $694,000) in direct-to-consumer sales as compared to the corresponding period in the prior fiscal year. The Company believes that this decrease reflects the overall cost-effective savings cut back in response to unprofitable promotions spending of the Company's direct marketing activities (including television and radio advertising, direct mail campaigns, and publicity efforts).

      The Company believes that its direct-to-consumer sales in Fiscal 1999 will benefit also from a higher level of consumer awareness resulting from television (direct TV advertising and electronic sales) and print exposure of the Company and its products. The Company has benefited from significant media attention due to both the popularity of the Barney character and the release of the first Barney feature film, Barney's Great Adventure, with which the Company had timed the launch of its Barney products to coincide. The Company believes this exposure will contribute positively to its direct-to-consumer sales. In the fall of 1998, the Barney film was released on video and included a trailer at the beginning of the movie of a Kideo spot along with an insert of a Kideo order form.

      Beginning with the launch of the Company's line of personalized Barney products in April 1998, the Company's plan is to rely largely on low-cost cooperative direct marketing efforts that the Company is currently developing with various marketing and promotional partners. For the Barney product launch the Company has partnered with various entertainment and consumer product companies to make the Company's products available through in-store promotions, package inserts, and assorted other programs. Promotional partners include Lyrick Studios (Kideo order forms in Barney home video; Kideo trailers on Barney home videos; mailings to 800,000 member Barney fan club), Kodak (Kideo offers at Kodak Qualex photo-finishing locations), and Polygram Filmed Entertainment (promotional trailer and inserts in 4.5 millions "Barney's Great Adventure" home videos). The Company intends to use the personalized Barney product marketing plan as a model for future direct-to-consumer marketing efforts.

      Retail Distribution

      To date, sales of Kideos through retail toy stores and other retailers have not been a significant source of revenues. For the 1998 Fiscal Year, sales of Kideos through retail outlets accounted for less then 1% of the Company's revenues. In March 1994, the FAO Schwarz flagship store on Fifth Avenue in New York City became the first retail store to market the Company's products. The store used an in-store display that provided order kits for Kideos. Most retailers typically sell a Kideo order kit for $34.95 to $39.95.

Customer Satisfaction and Service

      A Kideo customer's satisfaction is guaranteed by the Company in that, if unhappy with the product, the customer may return it until the Company has produced and delivered a satisfactory replacement Kideo. Even with this policy, refunds have historically been negligible.

      The Company provides its customers with the opportunity to track the status of their Kideo orders by utilizing the Company's automated, toll-free telephone response system (the "Customer Response System"). A customer who orders a Kideo receives his or her order number for it from the Kideo order kit that was purchased. When the Company receives that order kit, it creates a digital, computerized version of the order (including the corresponding order number) together with a physical bar-coded version (which also embodies the order number information). At each stage of the Company's manufacturing process of that particular Kideo, the bar-coded physical order is manually "swiped" through an optical scanner, resulting in the computerized version of the order being updated as to what stage that customer's Kideo is at in the production process (e.g., the child's voice has been recorded and/or inserted into the title; the child's face has been digitized; etc.). Because the Company's production system is fully computerized and networked, when that customer calls the toll-free number and inputs his order number, the Company's customer service operator can respond almost immediately with the status of the order in question after checking the appropriate computer database.

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

      There are numerous other companies involved in video media production who could possibly enter the personalized market segment in which the Company is doing business. Many of such companies have substantially greater financial, technical, research, development, production, marketing and other resources than those of the Company. Although the Company believes -- based upon the technical expertise it has developed in its market and the quality, price and features of its products -- that it will be able to compete favorably with its existing and future competitors, there can be no assurances in this regard. In light of the fact that the personalized video media business is in the earliest stages of its development, there also can be no assurance that existing or future competitors of the Company will not develop technologies and products that are significantly superior to those of the Company, or that their products will not gain substantially greater market acceptance, or that developments will not ultimately render the Company's technologies obsolete or its products unmarketable.

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

Employees

      As of October 7, 1998, the Company employed 90 full-time and seasonal employees and four part-time employees, including four in administration and finance, one in marketing and sales, five in new product creation, forty seven in production, ten in shipping, twenty four who are secretarial/clerical, database or customer service employees and three in information services. During the Christmas holiday season (roughly the months of October through December), the Company employs additional part-time (seasonal) employees, which are included above, to perform production and database tasks. The Company's employees are not represented by any labor organizations. Management believes that its relationship with its employees is good.

Item 2. Property

The Company's principal executive office consists of approximately 11,000 square feet of leased space in New York City, of which approximately 2,400 square feet are used for offices and 7,600 are used for the manufacturing of Kideos. In addition to customary office furnishings and equipment, the Company's tangible property is comprised primarily of the PC hardware, digital image scanning equipment, VHS video cassette recorders and related hardware that constitute its system for the production of digitally personalized videos.

Item 3. Legal Proceedings

      The Company has adopted and used the word "Kideo" as its principal trademark for its products and services. The Company has applied for registration of this trademark in the United States, Australia, France, Germany, Japan, Spain and the United Kingdom. Another party had previously registered two allegedly similar trademarks but had ceased using them and had filed for bankruptcy under Chapter 11. On July 6, 1994, the Company commenced proceedings, before the Trademark Trial and Appeals Board of the United States Patent and Trademark Office, against such party's successor (the "Successor"), seeking to obtain the cancellation of these trademarks on the basis of abandonment. The Company has prevailed in the proceeding. Pursuant to a stipulation agreed upon by the Company and the Successor, the Successor has agreed to withdraw its registration and a pending application to register the mark "Kideo" and to cease using this mark in the United States. The settlement agreement has been prepared, and executed by both parties.

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

      There were no matters submitted to a vote of security holders during fiscal 1998.

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

      The Common Stock and Warrants are traded in the Over the Counter Market under the respective symbols KIDO and KIDOW. The following table sets forth the range of the high and low bid information (as provided by Nasdaq and Standard & Poors Comstock) of these securities since June 24, 1996 (the effective date of the Underwritten Offering). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                  Common Stock                  Warrants
                                  ------------                  --------
                               Low Bid     High Bid       Low Bid       High Bid
                              --------------------------------------------------
FISCAL 1997:
1st Quarter .................  2-3/4        4-1/8           1/2           1-1/8
2nd Quarter .................  2            3-1/2           3/8             7/8
3rd Quarter .................  2-3/4        4-1/8           3/8           1
4th Quarter .................  2-1/2        4-1/8          14/32           15/16
FISCAL 1998:
1st Quarter .................   15/16       2-3/4           1/8             7/8
2nd Quarter .................  1-5/16       2-1/16          1/8             1/2
3rd Quarter .................  1-3/8        2-5/16          1/4             3/8
4th Quarter .................  1-3/8        2-1/16          1/8             5/16

      Holders of Record

      As of July 31, 1998, there were approximately 800 holders of record of Common Stock, and 9 holders of record of Warrants.

      Dividends

      The Company has never paid any cash dividends on its Common Stock, and the Board does not intend to declare or pay any dividends on its Common Stock in the foreseeable future. The Board currently intends to retain all available earnings (if any) generated by the Company's operations for the development and growth of its business. The declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board and will depend upon a variety of factors, including the earnings, capital requirements and financial position of the Company and general economic conditions at the time in question. In the case of cash dividends payable on the Common Stock (if ever declared by the Board), the Company's ability to pay them at any time after the date hereof may depend upon whether, at that time, it has satisfied in full its obligations to pay all dividends then accrued but unpaid on any then-outstanding shares of its Series A Preferred Stock, currently aggregating $10,000 (the dividends on which may be paid by the Company, at its option, wholly or partly in cash and/or shares of Common Stock). In addition, the payment of cash dividends on the Common Stock in the future could be limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of other debt securities of the Company) or by the terms of any additional series of Preferred Stock that may be issued.

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

The Company has incurred substantial operating losses since its inception, resulting in an accumulated deficit of approximately $11,899,000 as of July 31, 1998. For its fiscal year ended July 31, 1997, the Company had revenues of approximately $1,346,000 and a net loss of approximately $3,819,000, and, for the fiscal year ended July 31, 1998, the Company had revenues of approximately $2,033,000 and a net loss of approximately $2,730,000. The Company believes that it will continue to operate at loss until such time when its operations generate sufficient revenues to cover its costs. The report of independent public accountants on the Company's consolidated financial statements for the fiscal year ended July 31, 1998 contains an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

      On September 26, 1997, the Company was advised by Nasdaq that the Company's Common Stock and Warrants had been deleted from listing on the Nasdaq SmallCap Market. The Nasdaq decision was based upon the Company's failure to meet the "total assets" and "capital and surplus" requirements for continued listing on the Nasdaq SmallCap Market.

The information set forth below includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements, as they speak only as of the date hereof.

Revenue Recognition

The Company's products are marketed directly to consumers and also through mail-order catalogs, retail and television shopping networks sales. All customer orders, regardless of their source, are processed at the Company's manufacturing plant in New York City.

      The Company generally records an account receivable and a corresponding liability for unearned revenue for personalized product order kits shipped to television shopping networks, mail order houses, catalogs and other retail vendors. Revenue is recognized on the accrual basis when the personalized product is shipped to the ultimate consumer.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

      Fiscal year ended July 31, 1998 (the "1998 Fiscal Year") Compared to the Fiscal year ended July 31, 1997 (the "1997 Fiscal Year")

      Sales. Sales increased to $2,033,000 or 51% in the 1998 Fiscal Year from $1,346,000 in the 1997 Fiscal Year. During the fourth quarter of the 1998 fiscal year, the Company released it's newly licensed Barney tape, My Party With Barney, which premiered on the shopping networks (electronic sales) and recorded sales of approximately $1,211,000 for the period. Additional new products premiered in the fourth quarter were personalized books and stickers. The Company introduced two book titles: Gregory and Me! And The Amazing Alphabet Machine, featuring Gregory Gopher a proprietary character and Barney's Alphabet Adventure, featuring the newly licensed

Barney character. Personalized stickers and books represented 10% or approximately $207,000 in sales for the 1998 Fiscal Year.

      The Company sells a plush version of Gregory Gopher, a propriety character, and a non-personalized audio cassette featuring the sound track from the Gregory Gopher videos. Revenues of these ancillary products accounted for $31,000 in sales or 2% in fiscal year 1998 as compared to $10,000 or 1% in fiscal year 1997 and have not been significant to date.

      The increase of the television shopping networks revenue was offset by a decline in catalog and retail sales of $296,000 or 50% in fiscal year 1998 from $592,000 in fiscal year 1997 and a decline in direct sales of $60,000 or 8% to $694,000 in fiscal year ended 1998 from $754,000 in fiscal year 1997. These decreases in the fiscal year 1998 are attributed to the fact that the Company put all its efforts into its newly licensed Barney tape and personalized books and stickers which premiered on the Shopping networks in the fourth quarter as compared to fiscal year 1997 when the Company had introduced an advertising campaign direct to the public.

Cost of Sales: The Company had a gross profit of 19% or $394,000 for fiscal year 1998 as compared to 2% in fiscal year 1997 or $21,000. Continued inventory controls, improved manufacturing process and increases in volume have reduced the cost of raw materials and direct labor. Depreciation expense declined $103,000 in fiscal year 1998 due to the retirement of manufacturing equipment in the prior period. This savings was offset by an increase in amortization expense of $325,000 due to the write off of capitalized content costs in fiscal year 1998 and an increase in royalties of $50,000 directly related to the increased sales generated by the newly licensed Barney products.

Production Equipment Write-Off: A write-off of production equipment in the amount of $226,000 existed in fiscal year 1997. The Company provided for the disposal of certain production equipment during the second quarter of its prior fiscal year. This equipment was written off after the successful completion of tests which established that older Kideo titles could be produced using the Company's new, more efficient production equipment.

Selling expenses: Selling expenses decreased $530,000 or 27% in fiscal year 1998 to $1,429,000 from $1,959,000 in fiscal year 1997. Promotional and media expenses decreased by $416,000 in the Current Period as a result of spending cut backs by the Company. Additional decreases reflect reductions in sales related payroll and benefits of $231,000 and outside services of $30,000. These savings were offset by an increase in commissions (net of related vendor expenses) of $65,000 mostly related to sales of the new Barney tape on direct TV shopping networks and shipping related expenses of $94,000 due to increased sales volume. The Company's present marketing programs include direct to consumer Barney promotions, a "Kideo Catalog" and a Kideo products promotion on the TV shopping networks.

General and administrative expenses: The Company's general and administrative expenses decreased $569,000 or 30% to $1,332,000 in fiscal year 1998 from $1,901,000 in fiscal year 1997. The primary causes for this decrease were savings in payroll and related payroll expense of $179,000, professional fees of $110,000 and new product development costs of $165,000 as compared to fiscal year 1997. Other cost-effective savings by the Company during fiscal year 1998 were in expenses associated with being a public company of $38,000, insurance of $26,000 and all over infrastructure costs.

Loss from operations: The loss from operations decreased $1,472,000 or 38% to $2,367,000 in fiscal year 1998 from $3,839,000 in fiscal year 1997. In response to unprofitable promotions spending in fiscal year 1998, the Company has implemented cost-saving measures that include across-the-board salary reductions, reductions in shipping costs, headcount, benefits, and discretionary spending. The Company continues this management policy as evidenced by the decreases in selling, general and administrative expenses in the 1998 Fiscal Year as compared to the Fiscal Year 1997.

      Management continues to seek strategic marketing alliances with the intent to reduce its financial risk in direct-to-consumer promotions and to develop a broader based distribution for the Company's products as accomplished with the direct TV marketing networks. There can be no assurances that these objectives will continue to be achieved.

Other (expense) income: The fiscal year 1998 reflects amortization of discount and deferred debt expense of the January 1998 Financing (as detailed below) of $303,000, along with debt and lease interest expenses net of interest income in that period. Fiscal year 1997 reflects an excess of interest income from investments (Treasury bills, money market funds and corporate commercial paper) over lease interest expenses.

Net Loss: The net loss in the 1998 Fiscal Year was $2,730,000 or $0.76 loss per share on 3,605,647 average shares of common stock outstanding, as compared to the fiscal year 1997 net loss of $3,819,000, or $1.37 loss per share on 2,939,014 average shares of common stock outstanding.

Liquidity and Capital Resources

Net cash used by operations of $332,000 for fiscal year 1998 improved 86%, or $2,124,000, from 1997 fiscal use of $2,457,000. The Company invested $442,000 in fiscal year 1998, of which $419,000 was in capital content of the newly-licensed Barney home video title, as compared to $1,009,000 invested in fiscal year 1997. Additional funds were generated in fiscal year 1998 through (i) the issuance of Common Stock for gross proceeds of $300,000, as described below under "--September 1997 Financing," and (ii) the January 1998, Financing, which raised gross proceeds of $500,000.

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

Balance sheet conditions which may be indicators of the Company's liquidity would include the unrestricted cash balance along with the accounts receivable (approximately [$99,000] at July 31, 1998, as compared to a cash balance of approximately [$195,000] at July 31, 1997); working capital (which was a deficiency of approximately $2,013,000 at July 31, 1998, as compared to a deficiency of approximately $666,000 at July 31, 1997); and the stockholders' equity position (deficiency of approximately $1,348,000 at July 31, 1998, as compared to equity of approximately $422,000 at July 31, 1997). The shrinking cash balances indicate the Company's need for additional capital during the periods concerned. Although there can be no assurances, the Company believes that its new vendor relationships with HSN and QVC as well as its licensing agreements with Disney and Barney will generate revenues sufficient to fund its operations. The unearned income of approximately $1,028,000 listed as a current liability at July 31, 1998 represents sales revenue on future orders.

In the spring of 1998, the Company introduced on the shopping network stations (HSN and QVC) the Kideo title "My Party With Barney". A 15 minute promotional spot was broadcast by HSN six times during a 48 hour period. In response, over 9,000 orders were received for this title. Through July 31, 1998, orders for prepaid Kideo order kits through HSN and QVC were approximately $1,637,000 (most of which represented orders for "My Party With Barney"). Of that amount, the Company had collected approximately $1,597,000 through July 31, 1998. Although historically the Company has been dependent on equity financings to fund operations, the Company expects that the continued marketing of the Kideo products on the shopping networks and the related funds generated and other vendor based and direct sales will continue to generate revenue and serve to fund its operations and reduce its working capital deficit.

Additionally, improvement in these indicators has, in the past, been dependent on external sources of financing in the forms described below rather than through operations. Those operating factors which would afford an evaluation of the Company's ability to internally generate liquidity in both the short term and long term would include the revenue growth rate (51% over the prior fiscal year), the gross margin generated from operating activities and the rate of selling, general and administrative expense spending relative to the revenue generated. Operating cash flow as evidenced by earnings adjusted for the non-cash expenses of depreciation, amortization of content costs and non-cash write-offs (resulting in negative operating cash flow of [$332,000] for the 1998 Fiscal Year ) would provide an indication of the financing needed to fund future operating activities; however, these must be evaluated along with management's actions to increase its revenue stream, increase the efficiency of its marketing efforts, and control the costs of its infrastructure as discussed above.

The Company's material commitments or plans for capital expenditures at the present time are driven by order volume. Currently, the Company's sales volume can be met with existing production equipment, and increases in volume can be met by adding additional shifts with existing equipment. Capital expansion for additional production equipment will be driven by increases in sales volume and will be funded by such revenues and any available equipment lease agreements.

Because the Company has operated at a loss since its inception and has not generated sufficient revenue from its operations to fund its activities, it has, to date, been substantially dependent on loans from its stockholders and private and public offerings of its securities to fund its operations.

      January 1998 Financing

On January 30, 1998, the Company entered into a Note and Warrant Purchase Agreement (the "January 1998 Purchase Agreement") with Benjamin and Michael Bollag (the "Bollags") pursuant to which, among other things, the Company: (a) sold for $500,000 (i) an aggregate of $500,000 principal amount of 10% convertible promissory notes (the "January 1998 Notes") and (ii) warrants to purchase 500,000 shares of Common Stock (the "January 1998 Warrants"); (b) entered into a security agreement, dated January 30, 1998 (the "Security Agreement") with the Bollags, pursuant to which the Company granted the Bollags a security interest in all of the assets of the Company as security for performance by the Company under the January 1998 Notes; (c) agreed to register all of the shares of Common Stock into which the January 1998 Notes may be converted and for which the January 1998 Warrants may be exercised; and (d) agreed that if the Company determined to sell securities prior to the repayment in full of the January 1998 Notes, it would first offer the Bollags the opportunity to purchase such securities. The transactions consummated pursuant to the January 1998 Purchase Agreement are referred to herein as the "January 1998 Financing."

      The January 1998 Notes of which $453,334 remain outstanding, may be converted, under certain circumstances in whole or in part, into shares of Common Stock. The number of shares of the Common Stock to be received upon conversion shall be determined by dividing the principal amount of that portion of the January 1998 Notes being converted by $.90, subject to certain adjustments (the"Conversion Price").

      The January 1998 Warrants were issued on January 30, 1998 and entitle the holders thereof to purchase through January 30, 2003 an aggregate of 500,000 shares of Common Stock at a price of $.90 per share as follows: one-third of the January 1998 Warrants became exercisable following May 1, 1998 and were excercised after such date; an additional one-third became exercisable on July, 15, 1998; and the balance became exercisable on October 15, 1998. The exercise price is subject to adjustment in certain circumstances (including in the event of a stock split or dividend, recapitalization, reorganization, merger, consolidation or sale of assets of the Company or the issuance by the Company of shares of Common Stock (or securities convertible into or exercisable for shares of Common Stock) at a price less than the exercise price of the January 1998 Warrants.

      The Company delivered to KSH Investment Group, Inc. ("KSH") 12,500 shares of Common Stock (the "KSH Shares") in consideration of KSH arranging the January 1998 Financing and agreed to register the KSH Shares. The KSH Shares are included in the Shares that have been registered in connection with, and that are being offered pursuant to, this Offering.

      The Company's Board of Directors determined that the services of KSH in arranging the January 1998 Financing had a value to the Company of approximately $22,000, and accordingly issued the 12,500 KSH Shares based upon an approximate fair market value of $1.75 per share of Common Stock.

      Concurrently with the Company's efforts to secure from the Bollags the financing that they ultimately provided pursuant to the January 1998 Purchase Agreement, the Company was negotiating with Charles C. Johnston, a director and principal stockholder of the Company, concerning an offer by him to loan the Company $500,000 on a short-term basis (the "January 1998 Johnston Financing Proposal"). The Company asked for and received Mr. Johnston's agreement to allow the Company to use his offer as a benchmark in its discussions with the Bollags, for the purpose of securing from the Bollags more favorable terms relating to their investment offer. When the Company reached its final agreement with the Bollags and rejected the January 1998 Johnston Financing Proposal, the Company's Board of Directors (excluding Mr. Johnston) determined that the Company had derived meaningful advantages in its negotiations with the Bollags from being able to use Mr. Johnston's offer and, accordingly, on January 29, 1998 agreed to Mr. Johnston's request that the Company should (i) grant to Mr. Johnston warrants to purchase 20,000 shares of Common Stock (the "1998 Johnston Warrants") for $1.00 per share and (ii) agree to register the shares of Common Stock for which the 1998 Johnston Warrants may be exercised. The Company additionally agreed to reimburse Mr. Johnston for up to $5,000 in legal fees incurred by him in negotiating the January 1998 Johnston Financing Proposal. The 1998 Johnston Warrants are exercisable at any time after January 31, 1999 through March 8, 2003 and contain other terms identical to the January 1998 Warrants. See "Management--Directors and Executive Officers,""Principal Stockholders" and "Certain Transactions--Transactions with Director Charles C. Johnston."

      Prior to the closing of the January 1998 Financing, Solovay Edlin & Eiseman, P.C. ("SEE"), the Company's outside legal counsel (of which Michael B. Solovay, a director of the Company, is a shareholder) agreed to allow the Company to continue to defer payment of legal fees and expenses owing as of December 31, 1997 in the amount of $160,000. In consideration of such agreement, the Company agreed to pay SEE $40,000 by March 15, 1998 and, on January 30, 1998, issued: (i) to SEE, a note (the "SEE Note") in the amount of $120,000 and containing other terms identical to the January 1998 Notes; and (ii) to certain shareholders and employees of SEE, warrants to purchase an aggregate of 120,000 shares of Common Stock (the "SEE Warrants") for $.90 per share. The Company also agreed to register the shares of Common Stock for which the SEE Warrants may be exercised. The shares underlying the SEE Warrants are included in the Shares that have been registered in connection with, and that are being offered pursuant to, this Offering. The SEE Warrants are exercisable at any time after January 31, 1999 through February 2, 2003 and contain other terms identical to the January 1998 Warrants.

On July 15, 1998 the Bollags exercised a cashless exchange of 166,666 warrants for 81,258 shares of $.0001 par value, Common Stock.

On October 15, 1998 the Company made $166,666 prepayment on the first tranche of the convertible debt, along with accrued interest to date.

On October 15, 1998 SEE issued a wavier giving the Company an extension to October 31, 1998 to prepay the first tranche of $40,000 on the convertible debt.

      September 1997 Financing

The Company issued 200,000 shares of Common Stock on September 16, 1997 to an affiliate of Charles C. Johnston, a director and principal stockholder of the Company, for an aggregate purchase price of $300,000 (the "September 1997 Financing"), which the Company's Board of Directors (excluding Johnston) determined to be the fair market value of those 200,000 shares at the time of issuance. The Company used the proceeds from this financing as working capital for general corporate purposes. See "Certain Relationships and Related Transactions--Transactions with Director Charles C. Johnston."

      May 1997 Financing

On May 9, 1997, the Company's Board of Directors, acting pursuant to the authority granted under its Certificate of Incorporation, authorized the creation of a series of the Company's Preferred Stock, par value $.0001 per share (the "Preferred Stock"). The series so authorized is designated as the Series A 6% Convertible Participating Preferred Stock (the "Series A Preferred Stock") and consists of 4,000 shares, each share having a liquidation value of $1,000. On May 13, 1997, the Company consummated a private placement sale, arranged by a placement agent, to Sellet Marketing Corp. ("Sellet") of 750 shares of Series A Preferred Stock (the "May 1997 Financing"). The shares were sold at their liquidation value, for a total purchase price of $750,000. The Company used the approximately $705,000 in net proceeds from the May 1997 Financing as working capital for general corporate purposes (the $45,000 balance representing issuance costs). Pursuant to a Registration Rights Agreement between the Company and Sellet, the Company, in August 1996, registered under the Securities Act the shares of Common Stock into which Sellet could convert its 750 shares of Series A Preferred Stock. Those 750 shares became convertible into Common Stock at Sellet's option on and after July 12, 1997, and Sellet thereafter converted all of those shares into Common Stock, receiving an aggregate of 543,114 shares of Common Stock.

That conversion feature afforded a discount to fair market value at the time of conversion of the Series A Preferred Stock into Common Stock. The intrinsic value of this feature related to the 750 shares issued to Sellet in May 1997 was $187,500, and that amount was recognized in the Company's consolidated financial statements for the fiscal year 1997. In accounting for this intrinsic value, the Company reduced retained earnings by the appropriate portion of the discount, which is analogous to a dividend, and increased additional paid-in capital, as if that dividend were directly reinvested. In the consolidated balance sheet for the fiscal year 1997, total assets, total liabilities and total equity balances remained unchanged after this adjustment, although the equity section of that balance sheet did reflect the reclassification from earned capital to contributed capital in the amount of the discount recognized. In the consolidated statement of operations for the fiscal year 1997, the Company's loss per share calculation reflected the increase to loss per share of Common Stock which resulted from the reduction to retained earnings in recognition of the discount described above (i.e., as if it were a dividend to the holders of the Series A Preferred Stock).

Year 2000 Compliance

      The Company's database and present accounting system are year 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance. The year 2000 issue is not expected to effect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of the other companies on which the Company relies will be timely converted, or that by failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

Item 7. Financial Statements

Index to Consolidated Financial Statements                                  Page
                                                                            ----

Report of Independent Accountants........................................   F-1
Consolidated Balance Sheets..............................................   F-2
Consolidated Statements of Operations....................................   F-3
Consolidated Statements of Shareholders' Equity..........................   F-4
Consolidated Statements of Cash Flows....................................   F-5
Supplemental Cash Flow Information.......................................   F-6
Notes to Consolidated Financial Statements...............................   F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

(a) Directors and Executive Officers

      The following are the directors and executive officers of the Company. Allofficers serve at the discretion of the Board of Directors. The Company currently has authorized five directors. There are no vacancies on the Board.

      Name                         Age            Position

      Richard L. Bulman             34            Chairman of the Board and
                                                  President

      Marvin H. Goldstein           52            Vice President-Controller

      Bradley Dahl                  38            Vice President-Development

      Richard D. Bulman             63            Secretary, Director and
                                                  Acting Chief Financial Officer

      Charles C. Johnston           63            Director

      Thomas Griffin                60            Director

      Michael B. Solovay            39            Assistant Secretary and
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

      Marvin H. Goldstein was the Chief Financial Officer of the Company from June 1994 until December 1995, when he became Vice President-Controller. Mr. Goldstein also has been a partner of Golden Pearl Associates, a real estate management firm that owns, manages and operates various business interests since 1980. In addition, from August 1979 to December 1993, Mr. Goldstein owned and operated Hermans Haberdashery Co. Inc., a retail clothing firm, and prior to that time he was with the accounting firm of Grant Thornton for approximately four years and was a partner at William Greene & Co., CPAs for approximately five years. Mr. Goldstein has been licensed as a certified public accountant in the State of New York since 1972.

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

      Richard D. Bulman has served as Secretary and a director of the Company since August 1993 and became acting Chief Financial Officer in November 1997. Mr. Bulman has served as the Chairman of the Board of Directors of Targa since March 1992. Prior to joining that company, Mr. Bulman was Vice President and General Manager for the International Market Network (IMNET), a joint venture between IBM and Merrill Lynch & Co., from March 1988 to January 1991. For the preceding 30 years, Mr. Bulman held various positions at IBM, including Group Director and Chief Financial Officer of the U.S. Product Group, Group Director of the U.S. Marketing and Services Group, and Vice President, Chief Financial Officer and Treasurer of the IBM Service Bureau Corporation. Mr. Bulman has also served as President of Bedford Associates, a subsidiary of British Airways, Chairman and Chief Executive Officer of Information Systems, Inc., a technology outsourcing company, and a consultant to various venture capital firms. Richard
D. Bulman is the father of Richard L. Bulman, the President and Chairman of the Board of the Company.

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

      Thomas Griffin has served as a director of the Company since February 1996. Mr. Griffin has been the Co-Chairman of Griffin Bacal, Inc., an advertising agency that he founded, since 1978. Griffin Bacal focuses on the advertising and marketing of entertainment products and services for children and adults. Mr. Griffin is also the founder, and since 1978 has been Co-Chairman, of Sunbow Entertainment, Inc., a company that produces and distributes animated and live action dramatic television programming for children. Mr. Griffin also has been serving as a director of both DDB Needham Worldwide since July 1994 and the Eastern Region of the American Association of Advertising Agencies from 1994 to 1996.

      Michael B. Solovay has served as a director of the Company since July 1996 and as an Assistant Secretary since February 1996. Since January 1992, Mr. Solovay has been a partner in the law firm of Solovay, Edlin and Eisenman, PC (which has acted as legal counsel to the Company since October 1995). For approximately five years prior to that time, Mr. Solovay had been an associate attorney in the law firm of Skadden Arps Slate Meagher & Flom.

      All directors will hold office until the annual meeting of stockholders to be held during 1999 (the "1999 Annual Meeting") and until their successors are duly elected and qualified. The Certificate of Incorporation provides that, at the 1999 Annual Meeting, the terms of office of the directors will be divided into three classes, designated Class I, Class II and Class III. At the 1998 Annual Meeting, Class I directors (consisting initially of Thomas Griffin and Michael B. Solovay) will be elected for a term expiring at the annual meeting of stockholders to be held in 2000, Class II directors (consisting initially of Charles C. Johnston) will be elected for a term expiring at the annual meeting of stockholders to be held in 2001, and Class III directors (consisting initially of Richard L. Bulman and Richard D. Bulman) will be elected for a term expiring at the annual meeting of stockholders to be held in 2002. At each annual meeting of stockholders beginning with the 2000 annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election (and in each case until their successors have been duly elected and qualified). Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

      The Company has agreed that, until June 24, 2001, if so requested by the Underwriter of the IPO, the Company will nominate and use its best efforts to elect a designee of the Underwriter to the Company's Board of Directors or, at the Underwriter's option, as a nonvoting advisor to the Board. The Underwriter has not yet exercised its right to designate such person, and has informed the Company that it does not currently anticipate that it will exercise such right in the foreseeable future.

      The Company has obtained key man life insurance on the life of Richard L. Bulman in the amount of $2,000,000.

      The Company reimburses the directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company but does not pay its directors any fees for Board participation (although it may do so in the future).

(b) Section 16(a) Beneficial Ownership Reporting Compliance.

      During the 1998 Fiscal Year, all reports required by Section 16(a) of the Securities Exchange Act of 1934 to be filed, were filed within the compliance deadlines.

Item 10. Executive Compensation

      For the 1998 Fiscal Year,no one executive officer received aggregate cash compensation in excess of $100,000. Based upon the foregoing, Mr. Bulman is the only executive officer of the Company who qualifies as a "Named Executive Officer" for purposes of the disclosure set forth below.

      The following table summarizes the cash and other compensation paid by the Company to the Named Executive Officer in each of the Company's last three completed fiscal years.

Summary Compensation Table

                               Annual Compensation

                                                                     Long Term
                                                                    Compensation
                                                                      Award(s)
                             Fiscal                                 Securities
Name and                   Year Ended                               Underlying
Principal Position          July 31,         Salary        Bonus      Options
--------------------------------------------------------------------------------

Richard L. Bulman,
  Chairman and President      1996          $118,000         0       125,000

                              1997          $123,000         0             0

                              1998          $ 83,000         0             0

----------

Fiscal Year-End Option Values

      The following table sets forth information concerning unexercised options, including the aggregate dollar value of in-the-money options, held by the Named Executive Officer at the end of fiscal year 1998. The closing price of the Common Stock underlying the options on July 31, 1998 (the last trading day of the fiscal year) was $1.56. No options were exercised by the Named Executive Officer in fiscal year 1998.

                   Number of Securities              Value of Unexercised
                   Underlying Unexercised            In-the-Money
                   Options at FY-End (#)             Options at FY-End ($)
                   ---------------------             ---------------------

    Name          Exercisable   Unexercisable       Exercisable   Unexercisable
    ----          -----------   -------------       -----------   -------------

Richard Bulman      125,000           --                --             --

Repricing of Options

      As of February 20, 1998, Richard Bulman surrendered options covering 125,000 shares of Common Stock which were granted in 1996 pursuant to the Option Plan. New options covering 125,000 shares of Common Stock were granted to Mr. Bulman, as of February 20, 1998, with exercise prices equal to $2.50 per share (the fair market value per share on the date of the grant), pursuant to the Option Plan. Concurrently with the repricing of Mr. Bulman's options, all other holders of options had their respective options repriced in the same manner. The old options held by Mr. Bulman and the other optionholders were designed to further compensate and provide for an incentive for them, and the Board of Directors determined that the significant decline in the market price of the Common Stock since the date of grant of the old options frustrated these purposes. The Board beieved that by awarding Mr. Bulman (and the other optionholders) new options with exercise prices at $2,50 per share (the fair market value per share on the date of the grant) they will be fairly compensated for their efforts and further motivated to achieve the Company's success. The Board also believes that exchanging "out-of-the-money" options is a cost-effective method of retaining key employees and preserving the important motivating effect that stock options have.

Employment Agreement With Named Executive Officer

      Effective January 1, 1996, the Company entered into athree-year employment agreement with Mr. Bulman, the Chairman of the Board and President of the Company. Pursuant to this agreement, Mr. Bulman was entitled to receive a base salary of $125,000 for 1996, which is subject to annual increases determined at the Board's discretion (but not less than the annual increase in the cost of living). Mr. Bulman was also eligible to receive a discretionary annual bonus in respect of each of the fiscal years ended July 31, 1996, 1997 and 1998. No discretionary annual bonus was awarded to Mr. Bulman in respect of either of those fiscal years.

      Under the agreement, Mr. Bulman is entitled to a $1 million term life insurance policy and to long-term disability insurance, and his employment is subject to confidentiality restrictions and a two-year non-competition covenant. Pursuant to the employment agreement, Mr. Bulman was granted ten-year options under the Option Plan to purchase an aggregate of 125,000 shares of Common Stock, which options vested in increments as follows: (i) as to 41,667 shares, on March 13, 1996; (ii) as to 41,667 shares, on January 1, 1997; and (iii) as to 41,666 shares, on January 1, 1998. The options were originally granted to Mr. Bulman at an exercise price of $5.00 per share of Common Stock. All of the options, however, were repriced to $2.50 per share in February 1998.

      All of Mr. Bulman's options will vest immediately in the event of the termination without cause of Mr. Bulman's employment prior to December 31, 1998. In the event of his termination for cause, however, such termination will result in the simultaneous termination of all of Mr. Bulman's then-unexercised options. Mr. Bulman's employment agreement also provides that, in the event of the termination without cause of his employment before December 31, 1998, he will be entitled to receive severance pay in an amount equal to his annual base salary for the then-current year of the term of the agreement. In the event Mr.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information (based on information obtained from the persons named below), as of October 9, 1998 (the "Computation Date"), relating to the beneficial ownership of shares of Common Stock by (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each of the Company's directors and (iii) all directors and executive officers of the Company as a group. The Common Stock is the only class of the Company's equity securities constituting voting securities. With respect to beneficial ownership of Warrants, see note 7 below. The Company is not a party to any arrangements, or aware of any arrangements among any of its stockholders or involving any of them and third parties, which may result in a change of control of the Company.

                                               Amount and Nature
Name and Address                                 of Beneficial      Percent of
of Beneficial Owners(1)                           Ownership(2)       Shares(2)
-----------------------                           ------------       ---------

Charles C. Johnston .......................       518,136(4)          13.30%

Richard L. Bulman .........................       501,471(3)          12.86%

Michael Bollag    .........................       222,129(9)           5.63%

Benjamin Bollag   .........................       207,129(10)          5.25%

Richard D. Bulman .........................        46,000(5)           1.20%

Michael B. Solovay ........................         3,800(8)              *

Thomas Griffin ............................        23,000(6)              *

All directors and executive officers
as a group (7 persons) ....................     1,144,052(7)          27.80%

----------

(1) Unless otherwise indicated in the notes below, the address for each named individual or group is in care of Kideo Productions, Inc., 611 Broadway, Suite 523, New York, New York 10012.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after the Computation Date upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days after the Computation Date have been exercised and converted. Before any consideration is given to outstanding options, warrants or convertible securities, the percentages herein are based upon there being 3,775,886 shares of Common Stock outstanding as of the Computation Date. An asterisk (*) indicates less than 1%.

(3) Includes 125,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Option Plan.

(4) Includes (i) 15,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Option Plan, (ii) 83,975 shares of Common Stock issuable upon exercise of the Johnston Warrants, which are currently exercisable, (iii) 200,000 shares of Common Stock issued to an affiliate of Mr. Johnston's in the September 1997 Financing described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and
      (iv) 20,000 shares of Common Stock issuable upon exercise of warrants issued in connection with the January 1998 Financing described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

(5) Includes (i) 45,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Option Plan and (ii) 1,000 shares of Common Stock issuable upon exercise of currently exercisable Warrants.

(6) Includes (i) 15,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Option Plan and (ii) 8,000 shares of Common Stock issuable upon exercise of currently exercisable Warrants.

(7) Includes (i) an aggregate of 227,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Option Plan,
      (ii) 83,975 shares of Common Stock issuable upon exercise of the Johnston Warrants and (iii) 32,000 shares of Common Stock issuable upon exercise of currently exercisable Warrants. The seven persons constituting the group of directors and executive officers are Richard L. Bulman, Charles C. Johnston, Richard D. Bulman, Thomas Griffin, Michael B. Solovay, Marvin H. Goldstein and Bradley Dahl. Except as stated in the next sentence, as of the Computation Date, no director or executive officer of the Company was the beneficial owner of any Warrants, and no record holder of Warrants was the beneficial owner of five percent or more of the outstanding Warrants. As of the Computation Date, the following directors and executive officers were the beneficial owners of the indicated Warrants, representing in each case less than one percent of the outstanding Warrants: Richard D. Bulman, 1,000 Warrants and Thomas Griffin, 8,000 Warrants.

(8)   Includes (i) 3,800 shares of Common Stock.

(9) Includes (i) 55,629 shares of Common Stock and (ii) 166,500 shares of Common Stock issuable upon exercise of currently exercisable Warrants. The address of this stockholder is Hollister Ranch, Lot 89, Gaviota, California 93117.

(10) Includes (i) 40,629 shares of Common Stock and (ii) 166,500 shares of Common Stock issuable upon exercise of currently exercisable Warrants. The address of this stockholder is Hollister Ranch, Lot 89, Gaviota, California 93117.

Item 12. Certain Relationships and Related Transactions

      Future transactions (if any) between the directors, officers and/or 5% stockholders will continue to be on terms no less favorable to the Company than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.

Transactions with Director Charles C. Johnston

      Charles C. Johnston, a principal stockholder of the Company, has been a director of the Company since June 1994, at which time he first purchased shares of Common Stock. In the September 1997 Financing, the Company on September 16, 1997 issued 200,000 shares of Common Stock to an affiliate of Mr. Johnston for an aggregate purchase price of $300,000, which the Company's Board of Directors (excluding Johnston) determined to be the fair market value of those 200,000 shares at the time of issuance. As a consequence of the January 1998 Johnston Financing Proposal, on March 9, 1998 the Company issued to Mr. Johnston the 1998 Johnston Warrants described above. These warrants entitle him to purchase 20,000 shares of Common Stock for $.90 per share. The Company has registered the 20,000 shares of Common Stock underlying the 1998 Johnston Warrants.

Transactions with Solovay Edlin & Eiseman, P.C.

      Prior to the closing of the January 1998 Financing, Solovay, Edlin & Eisenman, P.C. ("SEE"), the Company's outside legal counsel (of which Michael B. Solovay, a director of the Company, is a shareholder) agreed to the continuing deferral of payment by the Company of certain unpaid legal fees and expenses. The Company in exchange issued to SEE the SEE Note and the SEE Warrants described above. The SEE Warrants entitle certain shareholders and employees of SEE to purchase an aggregate of 120,000 shares of Common Stock for $.90 per share. The Company has registered the 120,000 shares of Common Stock underlying the SEE Warrants.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits.

      27. Financial Data Schedule.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of the 1998 fiscal year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Kideo Productions, Inc.:

      We have audited the accompanying consolidated balance sheets of Kideo Productions, Inc. (a Delaware Corporation) and subsidiary as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kideo Productions, Inc. and subsidiary as of July 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Arthur Andersen, LLP

New York, New York
October 16, 1998

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                       at July 3l,    at July 3l,
                                                                           1998           1997
                                                                       -----------    -----------
ASSETS
Current Assets:
   Cash and cash equivalents (including restricted cash of $75,000
      in 1998; -0- in 1997) ........................................   $        82    $       164
   Accounts receivable, net ........................................            92             31
   Inventory .......................................................            53            103
   Prepaid expenses ................................................           169             28
                                                                       -----------    -----------
      Total current assets .........................................           396            326
Property and equipment, net ........................................           220            507
Capitalized content costs, net .....................................           387            518
Other assets .......................................................            68            137
                                                                       -----------    -----------
      Total assets .................................................   $     1,071    $     1,488
                                                                       ===========    ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
   Accounts payable ................................................   $       736    $       475
   Accrued expenses ................................................           348            210
   Capital lease obligations, current portion ......................            49             74
   Unearned revenue ................................................         1,028            233
   Convertible notes payable ($620,000 net of $372,000 of discount
      in 1998; -0- in 1997) ........................................           248             --
                                                                       -----------    -----------
      Total current liabilities ....................................         2,409            992
Capital lease obligations, long term portion .......................            10             74
                                                                       -----------    -----------
      Total liabilities ............................................         2,419          1 066
                                                                       -----------    -----------

Commitments and Contingencies (Notes 5 and 6)

Shareholders' (Deficiency) Equity
   Preferred Stock, $.0001 par value; issuable in series: authorized
      5,000,000 shares, issued and outstanding 0 shares at, July 31,
      1998 and 750 shares at July 31, 1997 .........................            --             --

   Common Stock, $.0001 par value; authorized 15,000,000 shares, issued and outstanding 3,775,999 end 2,939,014 shares at
      July 31, 1998 and 1997 .......................................            --             --
   Additional paid-in capital ......................................        10,551          9,591
   Accumulated deficit .............................................       (11,899)        (9,169)
                                                                       -----------    -----------
      Shareholders' (Deficiency) Equity ............................        (1,348)           422
                                                                       -----------    -----------
Total liabilities and shareholders' (deficiency) equity ............   $     1,071    $     1,488
                                                                       ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)

                                                     Year ended     Year ended
                                                      July 31,       July 31,
                                                        1998           1997
                                                    -----------    -----------
Sales ...........................................   $     2,033    $     1,346
Cost of sales ...................................         1,639          1,099
Write off of production equipment ...............            --            226
                                                    -----------    -----------
Gross profit ....................................           394             21

Selling expenses ................................         1,429          1,959
General and administrative expenses .............         1,332          1,901
                                                    -----------    -----------
Loss from operations ............................        (2,367)        (3,839)
                                                    -----------    -----------
Other (expense) income, net .....................          (363)            20

                                                    -----------    -----------
Net loss ........................................   $    (2,730)   $    (3,819)
                                                    ===========    ===========
Net loss per share ..............................   $     (0.76)         (1.37)
                                                    ===========    ===========
Weighted average number of shares outstanding ...     3,605,647      2,939,014
                                                    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                             KIDEO PRODUCTIONS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY
                 (Dollars in thousands except per share amounts)

                                                                                             Additional                Shareholders'
                                                       Preferred Stock      Common Stock      Paid-in    Accumulated   (Deficiency)
                                                       Shares   Amount    Shares     Amount   Capital      Deficit        Equity
                                                      -----------------------------------------------------------------------------
Balance at July 31, 1996 ............................    (0)      --     2,939,014     --      8,737      $ (5,152)      $ 3,585
                                                      -----------------------------------------------------------------------------
Issuanace of preferred stock in connection
   with "Sellet" financing ..........................   750       --                             666                         666
Discount to fair market value of the preferred
   stock on the conversion to common stock ..........                                            188          (188)           --
Dividends on preferred stock ........................                                                          (10)          (10)
Net loss ............................................                                                       (3,819)       (3,819)
                                                      -----------------------------------------------------------------------------
Balance at July 31, 1997 ............................   750       --     2,939,014     --      9,591      $ (9,169)      $   422
                                                      -----------------------------------------------------------------------------
Conversion of preferred stock to common .............  (750)      --       543,114     --        (25)           --           (25)
Issuance of common stock in connection
   with the September 1997 Johnston Financing .......                      200,000     --        300            --           300
Discount to fair market value of the January 1998,
   convertible notes payable on the conversion
   common stock .....................................                                            465                         465
Issuance of warrants in connection
   with the January 1998, Financing .................                                            198                         198
Issuance of common stock in lieu of commission in
   connection with the January 1998, Financing ......                       12,500                22                          22
Conversion of warrants to common stock ..............                       81,258
Net loss ............................................                                                       (2,730)       (2,730)
                                                      -----------------------------------------------------------------------------
Balance at July 31, 1998 ............................   (--)      --     3,775,886     --     10,551      $(11,899)      $(1,348)
                                                      =============================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollars in thousands except per share amounts)

                                                                                 Year ended       Year ended
                                                                                July 3l, 1998    July 3l, 1997
                                                                                -------------    -------------
Cash flows from operating activities:
   Net loss .................................................................   $      (2,730)   $      (3,819)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization of operating assets .....................             815              696
      Amortization of loan discount and deferred debt costs .................             258               --
      Write-off of capitalized content costs ................................             130               --
      Write-off of production equipment .....................................              --              226
      Effect of changes in operating assets and liabilities:
         Accounts receivable ................................................             (61)              64
         Inventory ..........................................................              50              (86)
         Prepaid expenses ...................................................            (141)              94
         Other assets .......................................................              --               15
         Accounts payable ...................................................             261              416
         Accrued expenses ...................................................             291              (71)
         Unearned revenue ...................................................             795                8
                                                                                -------------    -------------
   Net cash used in operating activities ....................................            (332)          (2,457)
                                                                                -------------    -------------

Cash flows from investing activities:
   Purchase of property and equipment .......................................             (23)            (561)
   Increase in capitalized content and program costs ........................            (419)            (448)
                                                                                -------------    -------------
   Net cash used in investing activities ....................................            (442)          (1,009)
                                                                                -------------    -------------

Cash flows from financing activities:
   Net proceeds from issuances of capital stock .............................             275              666
   Proceeds from convertible debt ...........................................             500               --
   Proceeds from lease financing ............................................              --              208
   Principal payments on capital leases .....................................             (83)            (101)
                                                                                -------------    -------------
   Net cash provided by financing activities ................................             692              773
                                                                                -------------    -------------
Net decrease in cash ........................................................             (82)          (2,693)
Cash and cash equivalents at the beginning of the period ....................             164            2,857
                                                                                -------------    -------------
Cash and cash equivalents at the end of the period ..........................   $          82    $         164
                                                                                =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SUPPLEMENTAL INFORMATION
                 (Dollars in thousands except per share amounts)

                                                                          Year ended      Year ended
                                                                         July 31, 1998   July 31, 1997
                                                                         -------------   -------------
Cash payments for interest ...........................................   $          20   $          26
Cash payments for income taxes .......................................              16              12

Supplemental schedule of noncash investing and financing activities:
   Capital lease obligations for equipment purchases .................   $          --   $         207
   Dividends accrued on preferred stock ..............................              --              10
   Proceeds of security deposits applied to capital leases ...........              --             186
   Discount to fair market value of the preferred stock
      upon conversion to common stock ................................              --             188
   Discount to fair market value of the January 1998,
      convertible notes payable on the conversion to common stock ....             465              --
   Issuance of warrants in connection with the
      January 1998, Financing ........................................             198              --
   Issuance of common stock in lieu of commission in connection
      with the January 1998, Financing ...............................              22              --

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

      The Company develops, produces and markets personalized children's educational video tapes featuring licensed and proprietary characters currently being sold through television shopping networks, mail-order houses, various catalogs and direct sales. During the current fiscal year the Company introduced a new line of personalized books and stickers.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses of $2,730,000 and $3,819,000 for the years ended July 31, 1998 and July 31, 1997, respectively. In addition, the Company has a net working capital deficiency of $2,013,000 at July 31, 1998. These factors indicate that there is substantial doubt about the Company's ability to continue. The Company's strategy is to continue to obtain licenses for popular media characters and apply its technology to the characters under license. The Company plans to sell these products to its existing customers as well as to new customers obtained through television shopping networks, direct mail and catalogs. The Company anticipates that a portion of the cost of the distribution, including advertising, will be funded by the licensing partner. Although there can be no assurances, the Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its new development efforts), together with anticipated revenues from operations and its current cash and cash equivalents balance, that these proceeds will be sufficient to fund the Company's operations and capital requirements through July 31, 1999.

      The Nasdaq Stock Market has deleted the Company's stock from listing in the Nasdaq Small Cap Market. The Nasdaq decision was based in part upon the Company's having not met the "total assets" and "capital and surplus" requirements for continued listing on the Nasdaq Small Cap Market.

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

      The Company generally records an account receivable and a corresponding liability for unearned revenue for personalized product order kits shipped to television shopping networks, mail order houses, catalogs and other retail vendors. Revenue is recognized on the accrual basis when the personalized product is shipped to the ultimate consumer.

Capitalized Content Costs, net

      Capitalized content costs are capitalized as film costs and are amortized using the individual-film-forecast-computation method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53 "Financial Reporting by Producers and Distributors of Motion Picture Films." Utilizing this method, film costs are amortized in the same ratio that current gross revenues bear to anticipated gross revenues. Due to uncertainties in the estimating process, anticipated total gross revenues may vary from actual gross revenues. The anticipated gross revenues are continuously updated by management to reflect the most current data available.

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

Advertising Costs

      Advertising costs are charged to operations when the advertising takes place. Advertising expenses for the years ended July 31, 1998 and 1997 were $351,000 and $743,000, respectively.

Depreciation

      Depreciation of property and equipment is provided for principally by the straight-line method over the estimated useful lives of the respective assets.

Income Taxes

      The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires that the tax effect of temporary differences between the recorded carrying values and the adjusted tax basis of assets and liabilities be reflected in the financial statements at the tax rate at which the differences are expected to reverse. At July 31, 1998 and 1997, there were no material temporary differences between the book basis and tax basis of the Company's assets and liabilities.

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As of July 31, 1998, the Company had a net operating loss carryforward for both financial reporting and income tax purposes of approximately $11,467,000 available to offset future income, expiring during 2009 to 2013. This resulted in a deferred income tax asset of approximately $5,160,000 for which the Company recorded a full valuation allowance due to the uncertainty of future realization of such losses. Based on the ownership changes arising from the initial public offering, utilization of the net operating loss carry-forward will be limited.

Net Loss Per Share

      In accordance with SFAS No. 128, net loss per common share amounts ("Basic EPS") were computed by dividing net earnings after adjustments for preferred stock dividend requirements, by the weighted average number of common shares outstanding and excluded any potential dilution. Net loss per common share amounts assuming dilution ("Diluted EPS") were computed by reflecting potential dilution from the exercise of stock options, to the extent they are dilutive.

Warranty Costs

      To date, the Company has not had any significant warranty costs for repair or replacement of its product. Based on current sales and historical experience, warranty costs, if any are charged to operations when incurred.

Royalty Costs

      Included in prepaid expenses is an accrual of minimum deferred royalty expenses that will be charged to operations based on revenue earned from sales of the related products in proportion to the revenues generated from the license products sold in fiscal 1999.

Use of Estimates

      The Company's sales have traditionally been seasonal in nature based, in part, on purchases made during the months of October through December.

      During the fourth quarter of Fiscal 1998 the Company recorded 60% of total sales due to the introduction of its newly licensed Barney products.

      The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management affecting the reported amounts of assets, liabilities, revenue and expenses and the disclosed amounts of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. At July 31, 1998, the Company has $75,000 of restricted cash, which represents amounts held in a deposit account in accordance with a third party license contract. The Company believes this amount will be freed during fiscal 1999.

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. PROPERTY AND EQUIPMENT, NET

      Property and equipment, at cost, consists of the following:

                                           July 31,       July 31,    Estimated
                                             1998           1997     Useful Life
                                          ---------      --------    -----------
Video production equipment
and related software ................     $ 627,000      $605,000      3 years
Furniture and fixtures ..............        10,000        10,000      7 years
Office equipment ....................       124,000       124,000      5 years
Leasehold improvements ..............       164,000       164,000      3 years
                                          ---------      --------
                                            925,000       903,000
Less accumulated depreciation              (705,000)     (396,000)
                                          ---------      --------
                                          $ 220,000      $507,000
                                          =========      ========

      Included in property and equipment at July 31, 1998 and 1997 are approximately $207,000 of assets acquired under capital leases. Accumulated depreciation on these assets as of July 31, 1998 and 1997 amounted to approximately $68,000 and $53,000, respectively. The property held under these leases is collateral for the related capital lease obligations as described in
Note 6.

      Certain technology rights, intellectual property and software related to the production of video products, amounting to approximately $192,000, were acquired on July 17, 1995 and are being amortized over a three-year period which commenced August 1, 1995 using the straight-line method. Depreciation and amortization charged to operations amounted to $62,000 and $64,000, respectively for the years ended July 31, 1998 and 1997.

      The Company provided for the disposal of certain production equipment in the amount of $226,000 during the year ended July 31, 1997. This equipment was written off after the successful completion of tests allowing for the production of older Kideo titles on new, more efficient equipment.

3. CAPITALIZED CONTENT COSTS, net

      Capitalized content costs include the development, scripts, characters, props, filming and postproduction of new Kideo titles introduced.

                                                      July 31,         July 31,
                                                        1998             1997
                                                      --------         --------
Capitalized content costs ..................          $419,000         $777,000
Less accumulated amortization ..............           (32,000)        (259,000)
                                                      --------         --------
 Net book value ............................          $387,000         $518,000
                                                      ========         ========

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OTHER ASSETS:

      Other assets consist of the following:

                                                          July 31,      July 31,
                                                            1998          1997
                                                          --------      --------
Deposits on capital lease obligations ..............      $ 34,000      $ 34,000
Technology rights and intellectual property ........            --        17,000
Security deposits ..................................        18,000        18,000
Deferred expenses ..................................        16,000        68,000
                                                          --------      --------
                                                          $ 68,000      $137,000
                                                          ========      ========

5. COMMITMENTS AND CONTINGENCIES:

      The Company leases 11,000 square feet of space under several noncancelable operating leases for office, manufacturing and warehouse space. These leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses. In addition the Company rents additional office and warehouse space on a month to month basis at a monthly rent of approximately $1,800. Total rent expense for the years ended July 31, 1998 and 1997 amounted to $124,000 and $121,000, respectively. Future approximate minimum rental payments required are listed below and are subject to a 25% discount when the monthly payment is made prior to the 11th day of the month in which it is due.

Year ending July 31,
      1999 ...............................................     $314,000
      2000 ...............................................      356,000
      2001 ...............................................      149,000
      2002 ...............................................       11,000
                                                               --------
                                                               $830,000
                                                               ========

      The Company has entered into employment contracts with two employees expiring a various times through December 1998. The aggregate minimum commitment for future salaries, excluding bonus is $89,000 through the fiscal year ended July 31, 1999.

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. CAPITAL LEASE OBLIGATIONS:

      Included in property and equipment is $207,000 in production and office equipment held under capital leases at July 31, 1998 and 1997. The future minimum lease payments under capital leases, all with interest rates ranging from 13% to 16.5%, at July 31, 1998 are as follows:

Year ending July 31,
      1999 .................................................            $ 63,000
      2000 .................................................               6,000
      2001 .................................................               3,000
      2002 .................................................               2,000
                                                                        --------
                                                                          74,000
Less amounts representing interest .........................              15,000
                                                                        --------
                                                                        $ 59,000
                                                                        ========

7. SHAREHOLDERS' (DEFICIENCY) EQUITY:

January 1998, Financing

      The Company issued convertible notes ("Notes") in the aggregate amount of $620,000, bearing interest at the rate of 10% per annum, due April 15, 1999. The Notes convert at a price of $1.00 per share. In addition the Company issued Warrants at the then fair market value. The warrants provide for the purchase of a total of 640,000 shares of the Company's Common Stock, par value $.0001 per share, to certain investors and advisors.

      The conversion feature affords a discount to fair market value at the time of conversion of the Notes into shares of Common Stock. The beneficial conversion feature of the Notes of $465,000, and the fair value of the warrants of $155,000, have been treated as additional discount on the issuance of the Notes, and accordingly have been netted against the principle amount outstanding. The conversion feature is being amortized from the date the security was issued until the date it first became convertible and the warrants are being amortized over the life of the debt.

      On July 10, 1998 certain investors exercised a cashless conversion of 166,666 warrants into 81,258 shares of the Company's Common Stock.

September 1997 Financing

      The Company issued 200,000 shares of Common Stock on September 16, 1997 to an affiliate of Charles C. Johnston, a director and principal stockholder of the Company, for an aggregate purchase price of $300,000 (the "September 1997 Financing"), which the Company's Board of Directors (excluding Johnston) determined to be the fair market value of those 200,000 shares at the time of issuance. The Company used the proceeds from this financing as working capital for general corporate purposes.

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 13, 1997 Financing

      On May 13, 1997, the Company closed the private placement of 750 shares of a newly authorized series of Preferred stock, designated as the Series A 6% Convertible Participating Preferred Stock (the "Series A Preferred Stock", "Preferred Stock"). The shares were sold at their liquidation value of $1,000 per share, for a total purchase price of $750,000 in a transaction arranged through Gerard Klauer Mattison & Co., Inc. as placement agent.

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

      The Company has the option to sell up to 1,250 additional shares of Preferred Stock for $1,250,000, commencing thirty days following the effectiveness of a registration statement on the underlying shares. The Company's registration statement was declared effective on September 2, 1997. The Company did not exercise its option to sell the remaining additional shares of Preferred Stock.

      The conversion feature affords a discount to fair market value at the time of conversion of the Preferred Stock into common. The intrinsic value of this feature is $500,000 for the entire subscription of 2,000 Preferred Shares and will be recognized in the financial statements in the proportion that the shares issued bear to the total subscription. The amount recognized in the consolidated financial statements at the fiscal year end of July 31, 1997 was $187,500, which is the ratable portion of the discount related to the 750 Preferred Shares issued on May 31, 1997. In accounting for this intrinsic value, the Company reduced retained earnings by the appropriate portion of the discount, which is analogous to a dividend, and increased additional paid-in capital, as if that dividend were directly reinvested. Those 750 shares became convertible into Common Stock at Sellet's option on and after July 12, 1997, and Sellet thereafter converted all of those shares into Common Stock, receiving an aggregate of 543,114 shares of Common Stock.

8. OTHER (EXPENSE) INCOME, net

      The Consolidated Statements of Operations for the year ended July 31, 1998 includes $334,000 of expenses related to the amortization of debt discount, amortization of debt issuance costs and interest related to the January 1998, Financing.

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTION PLAN

      In February 1996, the Board of Directors approved a stock option plan (the "Plan"), under which 350,000 shares of common stock were reserved for future issuance. The Plan provides for the sale of shares of common stock to employees of the Company, including officers and directors ( whether or not employees) as well as to consultants to the Company. For stock options granted before the closing of the Company's initial public offering, the per share exercise price of such options was $5.00 and for stock options granted after the closing of the Company's initial public offering, the per share exercise price of such options cannot be less than the fair market value of the shares of common stock on the date of grant. The term of each option and the manner of exercise is determined by the Plan's administrators, but options granted under the Plan will become exercisable after the vesting period or periods specified in each option agreement. However, options are not exercisable after the expiration of 10 years from the date of grant.

      On February 20, 1998, 273,000 options previously issued to employees and directors with a weighted average exercise price of $4.95 were repriced at $2.50. This revaluation did not alter or amend any other provision of the optionee's original option agreement, including vesting period and option term. There was no effect on the Statement of Operations for the repricing.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), entitled "Accounting For Stock-Based Compensation. SFAS No. 123 calls for measuring compensation cost at the date of grant, based on an estimate of fair value of the option over its expected life.

      The Company accounts for the cost of stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related Interpretations of that rule. Accordingly, compensation cost for stock options is measured as the excess of market value over the exercise price of the related option, measured as of the date that the option is exercised. There were no options exercised during the fiscal years ended July 31, 1998 and 1997. Accordingly, there was no compensation expense recorded in these years.

      Had the accounting provisions of SFAS No. 123 been adopted by the Company, reported net income and earnings per share would have changed as follows:

                                               Fiscal 1998         Fiscal 1997
                                               -----------         -----------
Net (loss), as reported                        $(2,730,000)        $(3,819,000)
Net (loss), pro forma for SFAS No. 123         $(2,635,000)        $(3,994,000)

Loss per share, as reported                    $     (0.76)        $     (1.37)
Loss per share, pro forma for SFAS No. 123     $     (0.73)        $     (1.41)

      The SFAS No. 123 pro forma effects are calculated using the grant date as the measurement date; the Black-Scholes option-pricing model as the determinant of fair value, further adjusted for lack of transferability of the underlying shares at grant date; and an estimated option life of 5 years over which the fair value is to be amortized. Additional variables used in applying Black-Scholes included a volatility assumption of 60%; risk-free interest rate of 5.58% and no common stock dividends during the option period.

                             KIDEO PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes activity in the stock option plan:

Weighted Average

                            Stock Options     Price per share    Price per share
                            ----------------------------------------------------
Balance at July 31, 1996      334,000               $5.00            $5.00
                            ----------------------------------------------------
Grants during Fiscal 1997      13,000           $3.19 - $3.63        $3.29
Forfeitures                   (39,000)          $3.19 - $5.00        $4.77
Options exercised                  --
                            ----------------------------------------------------
Balance at July 31, 1997      308,000           $3.19 - $5.00        $4.96
Grants during Fiscal 1998          --
Forfeitures                   (50,000)              $5.00            $5.00
Options exercised                  --
                            ----------------------------------------------------
Balance at July 31, 1998      258,000               $2.50*           $2.50
                            ====================================================

*Repriced February 20, 1998 by a unanimous vote by the Board of Directors' of the Company, to $2.50.

10. SIGNIFICANT CUSTOMERS and CONCENTRATION OF CREDIT RISK

      For the year ended July 31, 1998 approximately 62% of the Company's sales were one customer.

      At July 31, 1998, one of the Company's vendors represented approximately 39% of the Company's accounts payable balance.

11. RELATED PARTY TRANSACTIONS

      Notes in the amount of $120,000 issued in connection with the January 1998 Financing, were issued to the Company's legal advisor, who is also a director of the Company. Professional fees paid to the legal advisor for the year ended July 31, 1998 and 1997, totalled approximately $60,000 and $36,000, respectively.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 1998

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

Signature                        Title                         Date
---------                        -----                         ----


/s/ Richard L. Bulman            President and Chairman        October 29, 1998
------------------------         of the Board (Principal
Richard L. Bulman                Executive Officer)


/s/ Richard D. Bulman            Director                      October 29, 1998
------------------------         Secretary and Chief
Richard D. Bulman                Financial Officer


/s/ Marvin H. Goldstein          Vice President, Controller    October 29, 1998
------------------------         (Principal Accounting and
Marvin H. Goldstein              Financial Officer)

/s/ Charles C. Johnston          Director                      October 29, 1998
------------------------
Charles C. Johnston


/s/ Thomas Griffin               Director                      October 29, 1998
------------------------
Thomas Griffin


/s/ Michael B. Solovay           Director                      October 29, 1998
------------------------
Michael B. Solovay