Form 10QSB
period 1998-10-31
KIDEO PRODUCTIONS INC
filed 1998-12-14
CIK 946073

United States
                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998
                               ----------------

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

                                  212-505-6605
--------------------------------------------------------------------------------
                 (Issuer's telephone number including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

As of December 14, 1998, 3,775,886 shares of the issuer's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

      This report contains 11 pages

                             KIDEO PRODUCTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
PART I.     Financial Information:                                           No.

            Consolidated Balance Sheet as of October 31,1998
              and July 31, 1998..............................................  3

            Consolidated Statement of Operations for the three months ended
              October 31, 1998 and 1997......................................  4

            Consolidated Statement of Shareholders' Equity
              three months ended October 31, 1998............................  5

            Consolidated Statement of Cash Flows for the three months ended
              October 31, 1998 and 1997......................................  6

            Notes to the Consolidated Financial Statements...................  7

            Management's Discussion and Analysis or Plan of Operation........  8

PART II.    Other Information................................................ 11

            Signatures....................................................... 11

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                             (Dollars in thousands)

                                                                            at October 31,  at July 31,
                                                                                 1998          1998*
                                                                            --------------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents (including restricted cash of $75,000
    at October 31, 1998 and July 31, 1998) ...............................    $    195             82
  Accounts receivable ....................................................         515             92
  Inventory ..............................................................          38             53
  Prepaid expenses .......................................................         158            169
                                                                              --------       --------
    Total current assets .................................................         906            396
Property and equipment, net ..............................................         194            220
Capitalized content costs, net ...........................................         361            387
Other assets .............................................................         130             68
                                                                              --------       --------
    Total assets  ........................................................    $  1,591       $  1,071
                                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable  ......................................................    $    718       $    736
  Accrued expenses .......................................................         495            348
  Capital leases, current portion ........................................          46             49
  Unearned revenue .......................................................       1,743          1,028
  Convertible notes payable ($453,000 net of $248,000 discount at
    October 31, 1998 and $620,000 net of $372,000 of discount
    at July 31, 1998) ....................................................         205            248
                                                                              --------       --------
    Total current liabilities ............................................       3,207          2,409
Capital leases, long term portion ........................................          10             10
                                                                              --------       --------
    Total liabilities ....................................................       3,217          2,419
                                                                              --------       --------

Shareholders' Equity
  Common Stock, $.0001 par value; authorized 15,000,000 shares, issued outstanding 3,775,886 shares at October 31, 1998
    and July 31,1998 .....................................................          --             --
  Additional paid-in capital .............................................      10,551         10,551
  Accumulated deficit ....................................................     (12,177)       (11,899)
                                                                              --------       --------
    Shareholders' (deficiency) equity ...................................       (1,626)        (1,348)
                                                                              --------       --------
Total liabilities and shareholders' equity ...............................    $  1,591       $  1,071
                                                                              ========       ========

* Derived from the Form 10-KSB.

                            See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
               (Dollars in thousands except for per share amounts)

                                                        Three months ended
                                                    October 31,     October 31,
                                                       1998            1997
                                                    ----------      -----------

Sales ........................................      $    1,148      $       101
Cost of sales ................................             529              238
                                                    ----------      -----------
Gross profit  (loss) .........................             619             (137)

Selling expenses .............................             426              381
General and administrative expenses ..........             315              343
                                                    ----------      -----------
Loss from operations .........................            (122)            (861)
Other (expense) income, net ..................            (156)              (4)
                                                    ----------      -----------

Net loss .....................................      $     (278)     $      (865)
                                                    ==========      ===========

Basic and diluted loss per share .............      $    (0.07)     $     (0.26)
                                                    ==========      ===========

Weighted average number of shares outstanding:
  Basic and diluted ..........................       3,775,886        3,348,746
                                                    ==========      ===========

                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                                       Additional
                                        Preferred Stock             Common Stock         Paid-in    Accumulated    Shareholders'
                                      Shares      Amount         Shares      Amount      Capital      Deficit         Equity
                                                 --------                                           ----------------------------
Balance at July 31, 1998 ..........     --        $   --       3,775,886     $   --      $10,551     $(11,899)        $(1,348)
Net loss...........................                                                                      (278)           (278)
                                      ---------------------------------------------------------------------------------------
Balance at October 31, 1998........     --        $   --       3,775,886     $   --      $10,551     $(12,177)        $(1,626)
                                      =======================================================================================

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                      Three months ended
                                                                  October 31,   October 31,
                                                                       1998        1997
                                                                  -----------  -----------
Cash flows from operating activities:
  Net loss .....................................................   $   (278)     $  (865)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization of operating assets ..........        220          192
    Effect of changes in operating assets and liabilities:
      Accounts receivable ......................................       (423)         (68)
      Inventory ................................................         15          (12)
      Prepaid expenses .........................................         11          (11)
      Other assets .............................................        (67)          --
      Accounts payable .........................................        (18)          22
      Accrued expenses .........................................        156          225
      Unearned revenue .........................................        715          148
                                                                   --------      -------
  Net cash provided by (used in) operating activities ..........        331         (369)
                                                                   --------      -------

Cash flows from investing activities:
  Purchase of property and equipment ...........................        (39)          --
  Increase in capitalized content costs ........................         --          (15)
                                                                   --------      -------
  Net cash used in investing activities ........................        (39)         (15)
                                                                   --------      -------

Cash flows from financing activities:
  Net proceeds from issuances of capital stock .................         --          275
  Payment  on convertible notes payable ........................       (167)          --
  Principal payments on capital leases .........................        (12)         (14)
                                                                   --------      -------
  Net cash provided by (used in) financing activities ..........       (179)         261
                                                                   --------      -------
Net increase in cash ...........................................        113         (123)
Cash and cash equivalents at  the beginning of the period ......         82          164
                                                                   --------      -------
Cash and cash equivalents at the end of the period .............   $    195      $    41
                                                                   ========      =======

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

      The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments, necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999.

      The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended July 31, 1998 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

      For comparability, certain October 31, 1997 amounts have been reclassified where appropriate to conform to the financial statement presentation used at October 31, 1998.

      In February 1997, FASB issued Statement No. 128, "Earnings Per Share" which is effective for periods ending after December 15, 1997. The Company adopted SFAS No. 128 for the year ending July 31, 1998 and has restated its weighted-average shares for all the prior periods presented.

                             KIDEO PRODUCTIONS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations

The following discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.

Three month comparisons: Comparison of the quarter begun August 1, 1998 through October 31, 1998, ("Current Quarter") against the quarter begun August 1, 1997 through October 31, 1997, ("Prior Quarter"):

Sales: Sales increased 1037% in the Current Quarter to $1,148,000 as compared to $101,000 in the Prior Quarter. Sales gains were seen from all sources across the board. Direct to the consumer tape sales were up 480% or $282,000 in the Current Quarter as compared to $59,000 in the Prior Quarter. Catalog and retail-sourced tape sales increased 178% to $108,000 in the Current Quarter as compared to $69,000 in the Prior Quarter. Tape sales on the shopping networks (electronic sales) for the Current Quarter were $555,000 and represented 48% of total income for the period; this marketing channel first debuted in the latter part of the fiscal year ended July 31, 1998. The increased tape sales were primarily comprised of the Company's newly licensed Barney tape, "My Party With Barney."

Personalized book and sticker sales, which premiered in the fourth quarter of the fiscal year ended July 31, 1998, were $102,000 and $42,000, respectively in the Current Quarter accounting for 9% and 4% of the Current Quarter revenue. Sales of ancillary products of the Company's proprietary characters were less then 1% and have not been significant to date.

Cost of Sales: The Company has reclassified certain selling expenses to cost of goods sold for both the Current and Prior Quarters, in order to better reflect cost of goods sold. The Company had a gross profit of 54% or

$619,000 in the Current Quarter as compared to a gross loss of $137,000 in the Prior Quarter. Continued inventory controls, improved manufacturing process and increases in volume have reduced the cost of raw materials and direct labor. Fixed costs decreased $57,000 or 28% in the Current Quarter as compared to the Prior Quarter. These reductions were in content amortization costs of $84,000 and depreciation of $14,000 and were partially offset by creative costs of $17,000 and payroll related expenses of $22,000, which are the direct result of volume increases. Royalty expense for the Current Quarter was $116,000 or 10% of sales, which is primarily due to the sale of Barney licensed products.

Selling expenses: Selling expenses increased $45,000 or 12% for the Current Quarter from $381,000 in the Prior Quarter. The increase was mostly due to volume related expenses in shipping of $91,000, commission of $15,000, prepaid kit expenses of $37,000 and customer service related expenses of $28,000. These increases were partially offset by a reduction in media and promotional costs of $121,000.

General and administrative expenses: The Company's general and administrative expenses decreased $28,000 or 8% to $315,000 in the Current Quarter from $343,000 in the Prior Quarter. The primary causes for these cost effective savings in the Current Quarter were reductions in shareholder reporting expenses of $28,000, professional fees of $20,000, insurance of $11,000 and depreciation of $10,000. These savings were partially offset by increases in product development of $21,000, related payroll expense of $7,000 and overall infrastructure expenses due to company growth of $13,000.

Loss from operations: The loss from operations decreased $739,000 or 86% to $122,000 in the Current Quarter from $861,000 in the Prior Quarter. The Company continues the management policy of cost effective saving as evidenced by the decreases in selling, general and administrative expenses in the Current Quarter as compared to the Prior Quarter.

Management continues to pursue strategic marketing alliances with the intent of reducing its financial risk in direct-to-consumer promotions and to develop a broader based distribution for the Company's products as evidenced by the Current Quarters results. There can be no assurances that these objectives will continue to be achieved.

Other (expense) income: The Current Quarter reflects amortization of discount and deferred debt expense of the convertible debt along with debt and lease interest expenses. The Prior Quarter reflects an excess of lease interest over interest income.

Net Loss: The net loss in the Current Quarter was $278,000 or $0.07 basic and diluted loss per share on 3,775,886 average shares of common stock outstanding, as compared to the Prior Quarter net loss of $865,000, or $0.26 basic and diluted loss per share on 3,348,746 average shares of common stock outstanding.

Liquidity and Capital Resources

The Company had a positive cash flow from operations of $331,000 for the Current Quarter as compared to a net cash use of $339,000 in the Prior Quarter. In addition, the Company invested $39,000 in equipment in the Current Quarter. The Company used $179,000 for repayment of debt.

The Company's capital requirements in connection with its development of new product, infrastructure and marketing activities have been and will continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of newly licensed-character development efforts, like those involving the Barney and Disney characters), that anticipated revenues from operations and its current cash and cash equivalent balances will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. In the event the Company's plans change or its assumptions change or prove to be inaccurate, however, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Balance sheet conditions which may be indicators of the Company's liquidity would include the unrestricted cash balance along with the accounts receivable of approximately $635,000 at October 31, 1998, as compared July 31, 1998 of approximately $99,000.; working capital which was a deficiency of approximately $2,301,000 at October 31, 1998, as compared to a deficiency of approximately $2,013,000 at July 31, 1998; and the stockholders' deficiency of approximately $1,626,000 at October 31, 1998, as compared to a deficiency of approximately $1,348,000 at July 31, 1998. The improving cash balances do not necessarily preclude the Company's need for additional capital. Although there can be no assurances, the Company believes that its current vendor relationships as well as its licensing agreements with Disney and Barney will generate revenues sufficient to fund its operations. The unearned income of approximately $1,743,000 listed as a current liability at October 31, 1998 represents sales revenue on future orders.

Operating factors which would afford an evaluation of the Company's ability to internally generate liquidity in both the short term and long term would include the revenue growth rate (1037% over the Prior Quarter), the 54% gross margin generated from operating activities and the rate of selling, general and administrative expense spending relative to the revenue generated. Operating cash flow as evidenced by earnings adjusted for the non-cash expenses of depreciation, amortization of content costs and non-cash write-offs (providing $331,000 from operating activities for the Current Quarter) would provide an indication of management's ability to fund future operating activities; these factors must be evaluated along with management's actions to increase its revenue stream, increase the efficiency of its marketing efforts, and control the costs of its infrastructure as discussed above.

The Company's material commitments and plans for capital expenditures at the present time are driven by order volume. Currently, the Company's sales volume can be met with existing production equipment, and increases in volume can be met by adding additional shifts with existing equipment. Capital expansion for additional production equipment will be driven by increases in sales volume and will be funded by such revenues and any available equipment financing agreements.

Because the Company has operated at a loss since its inception and has not generated sufficient revenue from its operations to fund its activities, it has, to date, been substantially dependent on loans from its stockholders and private and public offerings of its securities to fund its operations.

Year 2000 Compliance

The Company's database and present accounting system are year 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance. The year 2000 issue is not expected to effect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that a failure by another company's system to be year 2000 compliant would not have a material adverse effect on the Company.

New Accounting Announcements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display for comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No.130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The effects of this statement are immaterial to the Company's financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There have been no material changes in the litigation reported in the Company's annual report on Form 10-KSB for the year ended July 31, 1998 as filed.

Item 2. Changes in Securities

      None.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27- Financial Data Schedule
      (b) No reports on form 8-K were filed during the quarter for which this report is filed.

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Kideo Productions, Inc.


Date: December 14, 1998                 By: /s/ Richard L. Bulman
                                            ------------------------------------
                                        Richard L. Bulman
                                        President & Chief Executive Officer
                                        (Principal Executive Officer)


Date: December 14, 1998                 By: /s/ Richard D. Bulman
                                            ------------------------------------
                                        Richard D. Bulman
                                        Secretary & Chief Financial Officer
                                        (Principal Financial Officer)