Form 10QSB
period 1999-01-31
KIDEO PRODUCTIONS INC
filed 1999-03-17
CIK 946073

United States
                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 1999
                               -----------------------------

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

As of March 17, 1999, 3,775,886 shares of the issuer's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

      This report contains 13 pages

                             KIDEO PRODUCTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I   Financial Information:                                             Page
                                                                             No.

         Consolidated Balance Sheet as of January 31, 1999
            and July 31, 1998...........................................      3

         Consolidated Statement of Operations for the three and six
            months ended January 31, 1999 and 1998......................      4

         Consolidated Statement of Cash Flows for the six months ended
            January 31, 1999 and 1998...................................      5

         Notes to the Consolidated Financial Statements.................      6

         Management's Discussion and Analysis or Plan of Operation......      7

PART II. Other Information..............................................     12

         Signatures.....................................................     12

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                     at January 31,  at July 31,
                                                                         1999          1998*
                                                                      --------------------------
ASSETS
Current Assets:
    Cash and cash equivalents (including restricted cash of $75,000
    at January 31, 1999 and July 31, 1998) ........................   $    100       $     82
    Accounts receivable trade .....................................        110             92
    Inventory .....................................................         63             53
    Prepaid expenses ..............................................        135            169
                                                                      --------------------------
      Total current assets ........................................        408            396
Property and equipment, net .......................................        219            220
Capitalized content costs, net ....................................        306            387
Other assets ......................................................         95             68
                                                                      --------------------------
       Total assets ...............................................   $  1,028       $  1,071
                                                                      ==========================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
     Accounts payable .............................................   $    762       $    736
     Accrued expenses .............................................        684            348
     Capital leases, current portion ..............................         29             49
     Unearned revenue .............................................      1,040          1,028
     Convertible notes payable ($246,668 net of $124,003 discount at January 31, 1999 and $620,000 net of $372,000 of discount
     at July 31, 1998) ............................................        123            248
                                                                      --------------------------
       Total current liabilities ..................................      2,638          2,409
 Capital leases, long term portion ................................          6             10
                                                                      --------------------------
       Total liabilities ..........................................   $  2,644       $  2,419
                                                                      ==========================

 Shareholders' Equity
     Common Stock, $.0001 par value; authorized 15,000,000 shares, issued and outstanding 3,775,886 shares at January 31,1999 and
    July 31, 1998 .................................................         --             --
     Additional paid-in capital ...................................     10,551         10,551
     Accumulated deficit ..........................................    (12,167)       (11,899)
                                                                      --------------------------
     Shareholders' (Deficiency)  Equity ...........................     (1,616)        (1,348)
                                                                      --------------------------
       Total liabilities and shareholders' equity .................   $  1,028       $  1,071
                                                                      ==========================

 *   Derived from the Form 10-KSB

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
               (Dollars in thousands except for per share amounts)

                                                    Three months ended                 Six months ended
                                                January 31,     January 31,        January 31,    January 31,
                                                    1999           1998                1999          1998
                                              -----------------------------      ----------------------------
Sales .....................................   $    1,957    $      492           $     3,105    $      593
Cost of sales .............................          769           311                 1,298           549
                                              -----------------------------      ----------------------------

Gross profit ..............................        1,188           181                 1,807            44

Selling expenses ..........................          647           226                 1,073           607
General and administrative expenses .......          378           311                   693           654
                                              -----------------------------      ----------------------------
Profit (loss) from operations .............          163          (356)                   41        (1,217)
Other (expense), net ......................         (153)          (48)                 (309)          (52)
                                              -----------------------------      ----------------------------

Net income (loss) .........................   $       10    $     (404)          $      (268)   $   (1,269)
                                              =============================      ============================


Basic and diluted income (loss) per $ share   $     0.00    $    (0.11)          $     (0.07)   $    (0.36)
                                              =============================      ============================

Weighted average number of shares
    outstanding basic and diluted .........    3,775,886     3,637,264             3,775,886     3,481,829
                                              ============  ===============      =============  =============

                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                          Six months ended
                                                                       January 31,  January 31,
                                                                         1999         1998
                                                                       -----------------------
Cash flows from operating activities:
           Net loss ................................................   $  (268)     $(1,269)
           Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
           Depreciation and amortization of operating assets .......       442          383
           Fiancing charge .........................................        --           44
           Changes in operating assets and liabilities:
           Accounts receivable .....................................       (18)        (327)
           Inventory ...............................................       (10)         (21)
           Prepaid expenses and other current assets ...............        34          (33)
           Other assets ............................................       (38)          --
           Accounts payable ........................................        26          434
           Accrued expenses ........................................       342           70
           Unearned revenue ........................................        12          112
                                                                       -----------------------
                Net cash provided by (used in) operating activities        522         (607)
                                                                       -----------------------

Cash flows from investing activities:
           Purchase of property and equipment ......................      (101)          (3)
           Increase in capitalized content costs ...................        --         (291)
                                                                       -----------------------
              Net cash used in investing activities ................      (101)        (294)
                                                                       -----------------------

Cash flows from financing activities:
           Net proceeds from issuances of capital stock ............        --          275
           Proceeds from long term debt ............................        --          500
           Principal payments on capital leases ....................       (30)          --
           Principal payments on convertible debt ..................      (373)         (31)
                                                                       -----------------------
              Net cash provided by (used in) financing activities ..      (403)         744
                                                                       -----------------------
Net increase (decrease) in cash ....................................        18         (157)
Cash and cash equivalents at  the beginning of the period ..........        82          164
                                                                       -----------------------
Cash and cash equivalents at the end of the period .................   $   100      $     7
                                                                       ===-====================

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

      The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments, necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the six months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999.

      The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended July 31, 1998 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

      For comparability, certain January 31, 1998 amounts have been reclassified where appropriate to to conform to the financial statement presentation used at January 31, 1999.

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

General

The Company was organized in August 1993 to develop, manufacture and market personalized videos for children. The process of mass-producing individual videos featuring a subject's likeness and spoken name was developed internally by the Company. The Company claims proprietary rights in its technologies and productions process. In April 1997, the Company was issued a U.S. patent relating to its digital process (Patent No. 5,523,587). Since its inception the Company has expanded its personalized product line to include books, stickers and calendars featuring licensed and proprietary characters in some products.

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

Six month comparisons: Comparison of the six month fiscal period from August 1, 1998 through January 31, 1999, ("Current Period") against the six month fiscal period from August 1, 1997 through January 31, 1998 ("Prior Period"):

Sales: Sales increased 424% in the Current Period to $3,105,000 as compared to $593,000 in the Prior Period. Direct to consumer sales increased in the Current Period 295% or an increase of $1,163,000 to $1,557,000 while vendor-based sales (catalog, mail order houses and television shopping networks) increased 678% or $1,349,000 to $1,548,000 in the Current Period. Overall the sales for the Current Period of $3,105,000 have exceeded fiscal 1998 sales of $2,033,000 by 53%.

Personalized tape sales were up 360% to $2,630,000 in the Current Period as compared to $572,000 in the Prior Period and accounted for 85% of total sales. Direct to consumer tape sales increased 208% from the Prior Period to $1,199,000 and catalog and other retail-sourced tape sales increased 179% from the Prior Period to $511,000. Tape sales from the shopping networks (electronic sales) of $919,000 accounted for 35% of total tape sales in the Current Period; this marketing channel first debuted in the latter part of the fiscal year ended July 31, 1998. The increased tape sales were primarily comprised of the Company's newly licensed Barney tape, "My Party With Barney."

Personalized book and sticker sales, which premiered in the fourth quarter of the fiscal year ended July 31, 1998, were $331,000 and $137,000, respectively in the Current Period accounting for 11% and 4% of the Current Period revenue. Sales of ancillary products of the Company's proprietary characters were less then 1% and have not been significant to date.

Cost of Sales: The Company has reclassified certain selling expenses to cost of goods sold for both the Current and Prior Periods, in order to better reflect cost of goods sold. The Company had a gross profit of 58% or $1,807,000 in the Current Period as compared to a gross profit of 7% or $44,000 in the Prior Period. Continued inventory controls, improved manufacturing process and increases in volume have reduced the cost of raw materials and direct labor. Fixed costs decreased $52,000 or 12% in the Current Period as compared to the Prior Period. These reductions were in content amortization costs of $139,000 and depreciation of $24,000 and were partially offset by rent and facility expense of $29,000, creative costs of $12,000 and payroll related expenses of $60,000, which are the direct result of volume increases. Royalty expense for the Current Period was $297,000 or 10% of sales, which is primarily due to the sale of Barney licensed products.

Selling expenses: Selling expenses increased $466,000 or 77% for the Current Period from $381,000 in the Prior Period. The increase was mostly due to volume related expenses in shipping of $233,000, commission of $38,000, prepaid kit expenses of $42,000, credit card discount of $30,000 and customer service related expenses of $70,000. Media and promotional expenses in regard to direct-sales increased $24,000 in the current period as compared to the prior period.

General and administrative expenses: The Company's general and administrative expenses increased $39,000 or 6% to $693,000 in the Current Period from $654,000 in the Prior Period. Increases in product development of $20,000, related payroll expense of $40,000 and overall infrastructure expenses due to company growth of $76,000 of rent, telephone, and supplies. These expenses were offset by decreases in depreciation of $34,000, professional fees of $38,000 and insurance of $23,000.

Operating Profit: The Company reported an operating profit of $41,000 in the Current Period as compared to an operating loss in the Prior Period of $1,217,000. The Company continues the management policy of cost effective saving as evidenced by the operating profit in the Current Period as compared to the loss in the Prior Period.

Management continues to pursue strategic marketing alliances with the intent of reducing its financial risk in direct-to-consumer promotions and to develop a broader based distribution for the Company's products as evidenced by the Current Period results. There can be no assurances that these objectives will continue to be achieved.

Other (expense) income: The Current Period reflects an increase of $257,000 which is primarily due to amortization of discount and deferred debt expense of the convertible debt in regard to the January 1998, Financing along with debt and lease interest expenses over interest income.

Net Loss: The net loss in the Current Period decreased 79% to $268,000 or $0.07 basic and diluted loss per share on 3,775,886 average shares of common stock outstanding, as compared to the Prior Period net loss of $1,269,000 or $0.36 basic and diluted loss per share on 3,481,829 average shares of common stock outstanding.

Three-month comparison: Comparison of the quarter from November 1, 1998 through January 31, 1999, ("Current Quarter") against the quarter from November 1, 1997 through January 31, 1998 ("Prior Quarter"):

Sales: Sales increased 298% in the Current Quarter to $1,957,000 as compared to $492,000 in the Prior Quarter. Sales gains were seen from all sources across the board. Direct to the consumer sales were $1,111,000, up 223% or $767,000 in the Current Quarter from Prior Quarter sales of $344,000. Vender-sourced sales increased 472% to $846,000 in the Current Quarter as compared to $148,000 in the Prior Quarter.

In the Current Quarter, tape sales were up 243% or $1,1152,000 to $1,627,000 as compared to the Prior Quarter and represented 83% of total revenue for the period. Direct to consumer tape sales increased 160% or $528,000 to $859,000 and vender-sourced catalog and retail tape sales increased 179% or $259,000 to $404,000. Vender-sourced tape sales on the shopping networks (electronic sales) for the Current Quarter were $364,000 and represented 19% of total revenue for the period; this marketing channel first debuted in the latter part of the fiscal year ended July 31, 1998. The increased tape sales were primarily comprised of the Company's newly licensed Barney tape, "My Party With Barney."

Personalized book and sticker sales, which premiered in the fourth quarter of the fiscal year ended July 31, 1998, were $229,000 and $94,000, respectively in the Current Quarter accounting for 12% and 5% of the Current Quarter revenue. Sales of ancillary products of the Company's proprietary characters were less then 1% and have not been significant to date.

Cost of Sales: The Company has reclassified certain selling expenses to cost of goods sold for both the Current and Prior Quarters, in order to better reflect cost of goods sold. The Company had a gross profit of 61% or $1,188,000 in the Current Quarter as compared to 37% or $181,000 in the Prior Quarter. Continued inventory controls, improved manufacturing process and increases in volume have reduced the cost of raw materials and efficiency of direct labor. Fixed costs increased $5,000 or 2% in the Current Quarter as compared to the Prior Quarter. The increased expenses mostly due to volume were in payroll and related expense of $40,000 and facility expenses of $28,000. These increases were offset by reductions in content amortization costs of $55,000 and depreciation of $10,000. Royalty expense for the Current Quarter was $181,000 or 9% of sales, which is primarily due to the sale of Barney licensed products.

Selling expenses: Selling expenses increased $421,000 or 186% for the Current Quarter from $226,000 in the Prior Quarter. The increase was mostly due to volume related expenses in shipping of $143,000, credit card discount of $21,000, commission of $21,000, prepaid kit expenses of $25,000 and customer service related expenses of $44,000. In addition, media and promotional costs related to the direct sales increase were up $159,000 in the Current Quarter over the Prior Quarter.

General and administrative expenses: The Company's general and administrative expenses increased $67,000 or 22% to $378,000 in the Current Quarter from $311,000 in the Prior Quarter. Increases were in payroll and related payroll expense of $33,000, professional fees of $14,000 and overall infrastructure expenses due to company growth of $56,000 inclusive of rent, telephone, and supplies. These expenses were offset by decreases in depreciation of $25,000 and insurance of $13,000 in the Current Quarter as compared to the prior period.

Operating Profit: The Company reported an operating profit of $163,000 in the Current Quarter as compared to an operating loss in the Prior Quarter of $356,000. The Company continues the management policy of cost effective saving as evidenced by the operating profit in the Current Quarter as compared to the Prior Quarter.

Other (expense) income: The Current Quarter reflects an increase of $105,000 which is primarily due to amortization of discount and deferred debt expense of the convertible debt in regard to the January 1998, Financing along with debt and lease interest expenses over interest income.

Net income: The net income in the Current Quarter was $10,000 or $0.00 basic and diluted loss per share on 3,775,886 average shares of common stock outstanding, as compared to the Prior Quarter net loss of $404,000, or $0.11 basic and diluted loss per share on 3,637,264 average shares of common stock outstanding.

Liquidity and Capital Resources

The Company cash flow from operations was $522,000 for the Current Period as compared to $607,000 cash use in the Prior Period. In addition, the Company invested $101,000 in equipment and used $373,000 for repayment of debt in the Current Period.

The Company's capital requirements in connection with its development of new product, infrastructure and marketing activities have been and continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of newly licensed-character development efforts, like those involving the Barney and Disney characters), that anticipated revenues from operations and its current cash and cash equivalent balances may not be sufficient to fund the Company's operations and capital requirements for the foreseeable future. The Company is currently seeking additional financing. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Balance sheet conditions which may be indicators of the Company's liquidity would include the unrestricted cash balance along with the accounts receivable of approximately $135,000 at January 31, 1999, as compared to July 31, 1998 of approximately $99,000; working capital which was a deficiency of approximately $2,230,000 at January 31, 1999, as compared to a deficiency of approximately $2,013,000 at July 31, 1998; and the stockholders' deficiency of approximately $1,616,000 at January 31, 1999, as compared to a deficiency of approximately $1,348,000 at July 31, 1998. The improving cash balances do not necessarily preclude the Company's need for additional capital. Although there can be no assurances, the Company believes that its current vendor relationships as well as its licensing agreements with Disney and Barney may not generate revenues sufficient to fund its operations. The unearned income of approximately $1,040,000 listed as a current liability at January 31, 1999 represents sales revenue on future orders.

Operating factors which would afford an evaluation of the Company's ability to internally generate liquidity in both the short term and long term would include the revenue growth rate (424% over the Prior Preriod), the 58% gross profit generated from operating activities and the rate of selling, general and administrative expense spending relative to the revenue generated. Operating cash flow as evidenced by earnings adjusted for the non-cash expenses of depreciation, amortization of content costs and non-cash write-offs (providing $522,000 from operating activities for the Current Period) would provide an indication of management's ability to fund future operating activities; these factors must be evaluated along with management's actions to increase its revenue stream, increase the efficiency of its marketing efforts, and control the costs of its infrastructure as discussed above.

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

New Accounting Announcements

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires entities to disclose financial and detailed information about their operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assets financial performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be presented. The Company will adopt SFAS No. 131 for the fiscal year ending July 31, 1999. This statement expands and modifies financial statement disclosures and accordingly, has no impact on the Company's results of operations, earnings per share or financial position.

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

                             Kideo Productions, Inc.


Date:    March 17, 1999                 By: /s/ Richard L. Bulman
                                            ------------------------------------
                                            Richard L. Bulman
                                            President & Chief Executive Officer
                                            (Principal Executive Officer)


Date:    March 17, 1999                 By: /s/ Richard D. Bulman
                                            ------------------------------------
                                            Richard D. Bulman
                                            Secretary & Chief Financial Officer
                                            (Principal Financial Officer)