Form 10QSB
period 1999-04-30
KIDEO PRODUCTIONS INC
filed 1999-06-11
CIK 946073

United States
                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  April 30, 1999
                               -------------------------------------------------

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

As of June 11, 1999, 3,775,886 shares of the issuer's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

      This report contains 12 pages

                             KIDEO PRODUCTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I      Financial Information:                                          Page
                                                                             No.

            Consolidated Balance Sheet as of April 30, 1999 (unaudited)
              and July 31, 1998 ............................................  3

            Consolidated Statement of Operations for the three and nine months ended April 30, 1999 and 1998 (unaudited)..............  4

            Consolidated Statement of Cash Flows for the nine months ended
              April 30, 1999 and 1998 (unaudited)...........................  5

            Notes to the Consolidated Financial Statements (unaudited)......  6

            Management's Discussion and Analysis or Plan of Operation.......  7

PART II.    Other Information............................................... 11

            Signatures...................................................... 12

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                              at April 30,   at July 31,
                                                                                  1999          1998*
                                                                              --------------------------
ASSETS
Current Assets:
  Cash and cash equivalents (including restricted cash of $75,000
  at April 30, 1999 and July 31, 1998) ...................................      $    119       $     82
  Accounts receivable trade ..............................................           213             92
  Inventory ..............................................................            51             53
  Prepaid expenses .......................................................           127            169
                                                                                -----------------------
    Total current assets .................................................           510            396
Property and equipment, net ..............................................           200            220
Capitalized content costs, net ...........................................           239            387
Other assets .............................................................            90             68
                                                                                -----------------------
    Total assets .........................................................      $  1,039       $  1,071
                                                                                =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable ..........................................................      $    100       $     --
  Accounts payable .......................................................           925            736
  Accrued expenses .......................................................           776            348
  Capital leases, current portion ........................................            17             49
  Unearned revenue .......................................................         1,108          1,028
  Convertible notes payable ($246,668 net of $0 discount at April 30, 1999 and $620,000 net of $372,000 of discount
  at July 31, 1998) ......................................................           248            248
                                                                                -----------------------
    Total current liabilities ............................................         3,174          2,409
Capital leases, long term portion ........................................             5             10
                                                                                -----------------------
    Total liabilities ....................................................      $  3,179       $  2,419
                                                                                -----------------------

Shareholders'  Equity
  Common Stock, $.0001 par value; authorized 15,000,000 shares, issued and outstanding 3,775,886 shares at April 30,1999 and
  July 31, 1998 ..........................................................            --             --
  Additional paid-in capital .............................................        10,551         10,551
  Accumulated deficit ....................................................       (12,691)       (11,899)
                                                                                -----------------------
  Shareholders' (Deficiency)  Equity .....................................        (2,140)        (1,348)
                                                                                -----------------------
    Total liabilities and shareholders' equity ...........................      $  1,039       $  1,071
                                                                                =======================

*     Derived from the Form 10-KSB

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
               (Dollars in thousands except for per share amounts)

                                              Three months ended                  Nine months ended
                                          April 30,         April 30,         April 30,         April 30,
                                            1999              1998               1999             1998
                                         -----------------------------       -----------------------------
Sales .............................      $       902       $       229       $     4,007       $       822
Cost of sales .....................              532               283             1,831               832
                                         -----------------------------       -----------------------------

Gross profit (loss) ...............              370               (54)            2,176               (10)

Selling expenses ..................              391               278             1,464               885
General and administrative expenses              359               348             1,052             1,002
                                         -----------       -----------       -----------       -----------
Loss from operations ..............             (380)             (680)             (340)           (1,897)
Other (expense), net ..............             (143)             (156)             (452)             (208)
                                         -----------------------------       -----------------------------

Net (loss) ........................      $      (523)      $      (836)      $      (792)      $    (2,105)
                                         =============================       =============================

Basic and diluted (loss) per share       $      (.14)      $      (.23)      $      (.21)      $     (0.59)
                                         =============================       =============================

Weighted average number of shares
  outstanding basic and diluted ...        3,775,886         3,694,628         3,775,886         3,570,899
                                         ===========       ===========       ===========       ===========

                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                   Nine months ended
                                                                 April 30,   April 30,
                                                                   1999        1998
                                                                 -------------------
Cash flows from operating activities:
  Net loss ................................................      $  (792)    $(2,105)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization of operating assets .....          687         706
    Changes in operating assets and liabilities:
      Accounts receivable .................................         (121)       (640)
      Inventory ...........................................            2         (32)
      Prepaid expenses and other current assets ...........           42         (69)
      Other assets ........................................          (38)       (105)
      Accounts payable ....................................          189         290
      Accrued expenses ....................................          435         188
      Unearned revenue ....................................           80       1,378
                                                                 -------------------
        Net cash provided by (used in) operating activities          484        (389)
                                                                 -------------------

Cash flows from investing activities:
  Purchase of property and equipment ......................         (130)        (24)
  Increase in capitalized content costs ...................           --        (419)
                                                                 -------------------
        Net cash used in investing activities .............         (130)       (443)
                                                                 -------------------

Cash flows from financing activities:
  Net proceeds from issuances of capital stock ............           --         275
  Proceeds from long term debt ............................           --         500
  Proceeds from short term debt ...........................          100
  Principal payments on capital leases ....................          (44)         --
  Principal payments on convertible debt ..................         (373)        (73)
                                                                 -------------------
        Net cash (used in) provided by financing activities         (317)        702
                                                                 -------------------
Net increase (decrease) in cash and cash equivalents ......           37        (130)
Cash and cash equivalents at  the beginning of the period .           82         164
                                                                 -------------------
Cash and cash equivalents at the end of the period ........      $   119     $    34
                                                                 ===================

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

      The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments, necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the nine months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999.

      The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended July 31, 1998 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

      For comparability, certain April 30, 1998 amounts have been reclassified where appropriate to conform to the financial statement presentation used at April 30, 1999.

      In February 1997, FASB issued Statement No. 128, "Earnings Per Share" which is effective for periods ending after December 15, 1997. The Company adopted SFAS No. 128 for the year ending July 31, 1998 and has restated its weighted-average shares for all the prior periods presented.

Subsequent Events

      On May 11, 1999, the Company entered into a Note and Warrant Purchase Agreement. The Company sold, (1) convertible notes having an aggregate principal amount of $1,400,001 due May 15, 2000, (2) warrants to purchase an aggregate of 1,400,001 of Common Stock of the Company, exercisable after August 31, 1999 through August 31, 2004 at an exercise price of $.80 per share.

      The first closing under the Purchase Agreement took place May 12,1999. The Company received $1,000,002 and delivered notes in such principal amount and warrants to purchase 1,000,002 shares of the Company's Common Stock. The second closing took place May 26, 1999. The Company received $399,999 and delivered notes in such principal amount and warrants to purchase 399,999 shares of the Company's Common Stock.

      The discount of the beneficial conversion feature of the notes and the fair market value of the warrants will be treated as additional discount on the issuance of the note, and accordingly will be netted against the principal amount outstanding. The conversion feature is to be amortized from the date the security was issued through the end of the conversion period and the warrants are amortized over the life of the debt.

      The proceeds from this financing were used to pay the short term debt of $100,000 and the $248,000 of convertible debt outstanding from a prior financing along with accrued interest. The remaining funds will be applied towards prior payables and working capital.

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

Revenue Recognition

The Company's products are marketed directly to consumers and also through mail-order catalogs, retail sales and television shopping networks. All customer orders, regardless of their source, are processed at the Company's manufacturing plant in New York City.

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

Nine month comparisons: Comparison of the nine month fiscal period from August 1, 1998 through April 30, 1999, ("Current Period") against the nine month fiscal period from August 1, 1997 through April 30, 1998 ("Prior Period"):

Sales: Sales increased 388% in the Current Period to $4,007,000 as compared to $822,000 in the Prior Period. Direct to consumer sales increased in the Current Period 314% or an increase of $1,551,000 to $2,045,000 while vendor-based sales (catalog, mail order houses and television shopping networks) increased 498% or $1,639,000 to $1,962,000 in the Current Period. Overall the sales for the Current Period of $4,007,000 have exceeded fiscal 1998 sales of $2,033,000 by 97%.

Personalized tape sales were up 329% to $3,421,000 in the Current Period as compared to $798,000 in the Prior Period and accounted for 85% of total sales. Direct to consumer tape sales increased 233% from the Prior Period to $1,584,000 and catalog and other retail-sourced tape sales increased 206% from the Prior Period to $628,000. Tape sales from the shopping networks (electronic sales) of $1,209,000 accounted for 35% of total tape sales in the Current Period and an increase of 944% over the Prior Period. The increased tape sales were primarily comprised of the Company's licensed Barney tape, "My Party With Barney."

Personalized book and sticker sales, which premiered in the fourth quarter of the fiscal year ended July 31, 1998, were $412,000 and $162,000, respectively in the Current Period accounting for 10% and 4% of the Current Period revenue. Sales of ancillary products of the Company's proprietary characters were less then 1% and have not been significant to date.

Cost of Sales: The Company has reclassified certain selling expenses to cost of goods sold for both the Current and Prior Periods, in order to better reflect cost of goods sold. The Company had a gross profit of 54% or $2,176,000 in the Current Period as compared to a gross loss of $10,000 in the Prior Period. Continued inventory controls, improved manufacturing process and increases in volume have reduced the cost of raw materials and direct labor per unit. Fixed costs decreased $47,000 or 7% in the Current Period as compared to the Prior Period. These reductions were in content amortization costs of $182,000 and depreciation of $32,000 and were partially offset by increases in expense, which are the direct result of increased volume such as rent and facility expense of $42,000, creative costs of $19,000, manufacturing expenses of $7,000 and payroll related expenses of $99,000. Royalty expense increased for the Current Period to $406,000 or 10% of sales, which is primarily due to the sale of Barney licensed products.

Selling expenses: Selling expenses increased $579,000 or 65% for the Current Period from $885,000 in the Prior Period. The increase was mostly due to volume related expenses in shipping of $272,000, commission of $10,000, prepaid kit expenses of $68,000, credit card discount of $40,000 and customer service related expenses of $109,000. Media and promotional expenses in regard to direct-sales increased $66,000 and travel related expenses in regard to vender based sales increased $12,000 in the current period as compared to the prior period.

General and administrative expenses: The Company's general and administrative expenses increased $50,000 or 5% to $1,052,000 in the Current Period from $1,002,000 in the Prior Period. Related payroll expenses of $55,000 and overall infrastructure expenses of $104,000 for rent, telephone, and supplies were due to Company growth. Development expenses increased $17,000 as the Company continues to develop new personalized product and improve its website. These expenses were offset by decreases in depreciation of $58,000, professional fees of $27,000, insurance of $31,000 and franchise taxes of $11,000.

Operating loss: The loss from operations decreased 82% or $1,557,000 to $340,000 in the Current Period as compared to an operating loss in the Prior Period of $1,897,000.

Management continues to pursue strategic marketing alliances with the intent of reducing its financial risk in direct-to-consumer promotions and to develop a broader based distribution for the Company's products as evidenced by the Current Period's sales results. There can be no assurances that these objectives will continue to be achieved.

Other (expense) income: The Current Period reflects an increase of $244,000 which is primarily due to amortization of discount and deferred debt expense of the convertible debt in regard to the January 1998, Financing along with debt and lease interest expenses over interest income.

Net loss: The net loss in the Current Period decreased 62% to $792,000 or $0.21 basic and diluted loss per share on 3,775,886 average shares of common stock outstanding, as compared to the Prior Period net loss of $2,105,000 or $0.59 basic and diluted loss per share on 3,570,899 average shares of common stock outstanding.

Three-month comparison: Comparison of the quarter from February 1, 1999 through April 30, 1999, ("Current Quarter") against the quarter from February 1, 1998 through April 30, 1998 ("Prior Quarter"):

Sales: Sales increased 294% in the Current Quarter to $902,000 as compared to $229,000 in the Prior Quarter. Sales gains were seen from all sources across the board. Direct to the consumer sales were $487,000, up 441% or $397,000 in the Current Quarter from Prior Quarter sales of $90,000. Vender-sourced sales increased 199% to $415,000 in the Current Quarter as compared to $139,000 in the Prior Quarter.

In the Current Quarter, tape sales were up 250% or $564,000 to $790,000 as compared to the Prior Quarter and represented 88% of total revenue for the period. Direct to consumer tape sales increased 341% or $297,000 to $384,000 and vender-sourced catalog and retail tape sales increased 411% or $93,000 to $116,000. Vender-sourced tape sales on the shopping networks (electronic sales) increased $174,000 or 150% to $290,000 for the Current Quarter and represented 32% of total revenue for the period. The increased tape sales were primarily comprised of the Company's newly licensed Barney tape, "My Party With Barney."

Personalized book and sticker sales, which premiered in the fourth quarter of the fiscal year ended July 31, 1998, were $80,000 and $25,000, respectively in the Current Quarter accounting for 9% and 3% of the Current Quarter revenue. Sales of ancillary products of the Company's proprietary characters were less then 1% and have not been significant to date.

Cost of Sales: The Company has reclassified certain selling expenses to cost of goods sold for both the Current and Prior Quarters, in order to better reflect cost of goods sold. The Company had a gross profit of 41% or $370,000 in the Current Quarter as compared to a loss of $54,000 in the Prior Quarter. Continued inventory controls, improved manufacturing process and increases in volume have reduced the cost of raw materials and efficiency of direct labor per unit. Fixed costs increased $5,000 or 2% in the Current Quarter as compared to the Prior Quarter. The increased expenses mostly due to volume were in payroll and related expense of $28,000, creative of $7,000 and facility expenses of $20,000. These increases were offset by reductions in content amortization costs of $43,000 and depreciation of $8,000. Royalty expense for the Current Quarter increased $100,000 to $109,000 or 12% of sales, which is primarily due to the sale of Barney licensed products.

Selling expenses: Selling expenses increased $113,000 or 41% for the Current Quarter from $278,000 in the Prior Quarter. The increase was mostly due to volume related expenses in shipping of $38,000, credit card discount of $11,000, prepaid kit expenses of $27,000 and customer service related expenses of $38,000. In addition, media and promotional costs related to the direct sales increase were up $27,000 in the Current Quarter over the Prior Quarter. These increases were offset by a decrease in vender-based sales commissions of $27,000.

General and administrative expenses: The Company's general and administrative expenses increased $11,000 or 3% to $359,000 in the Current Quarter from $348,000 in the Prior Quarter. Increases were in payroll and related payroll expense of $16,000, professional fees of $8,000 and overall infrastructure expenses due to company growth of $29,000 inclusive of rent, telephone, and supplies. These expenses were offset by decreases in depreciation of $24,000, insurance of $7,000, travel of $7,000 and franchise taxes of $5,000 in the Current Quarter as compared to the prior period.

Operating loss: The loss from operations decreased 44% or $300,000 to $380,000 in the Current Quarter as compared to an operating loss in the Prior Quarter of $680,000.

Other (expense), net: The Current Quarter reflects a decrease of $13,000 which is primarily due to the amortization of discount and deferred debt expense of the convertible debt in regard to the January 1998, Financing along with debt and lease interest expenses over interest income.

Net loss: The net loss in the Current Quarter was $523,000 or $0.14 basic and diluted loss per share on 3,775,886 average shares of common stock outstanding, as compared to the Prior Quarter net loss of $836,000, or $0.23 basic and diluted loss per share on 3,694,628 average shares of common stock outstanding.

Liquidity and Capital Resources

The Company's cash flow from operations was $484,000 for the Current Period as compared to $389,000 cash used in the Prior Period. In addition, the Company invested $130,000 in equipment and used $373,000 net for repayment of debt in the Current Period.

The Company's capital requirements in connection with its development of new product, infrastructure and marketing activities have been and continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that anticipated revenues from operations and its current cash and cash equivalent balances, along with the proceeds of the May 1999, financing of $1,400,000 will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. The Company is currently seeking additional financing. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

On May 11, 1999, the Company entered into a Note and Warrant Purchase Agreement. The Company sold, (1) convertible notes having an aggregate principal amount of $1,400,001 due May 15, 2000 and (2) warrants to purchase an aggregate of 1,400,001 of Common Stock of the Company, exercisable after August 31, 1999 through August 31, 2004 at an exercise price of $.80 per share.

The first closing under the Purchase Agreement took place May 12, 1999. The Company received $1,000,002 and delivered notes in such principal amount and warrants to purchase 1,000,002 shares of the Company's Common Stock. The second closing took place May 26, 1999. The Company received $399,999 and delivered notes in such principal amount and warrants to purchase 399,999 shares of the Company's Common Stock

The discount of the beneficial conversion feature of the notes and the fair market value of the warrants will be treated as additional discount on the issuance of the note and accordingly will be netted against the principal amount outstanding. The conversion feature is to be amortized from the date the security was issued through the end of the conversion period and the warrants are amortized over the life of the debt.

The proceeds from the financing were used to pay the short term debt of $100,000 and the $248,000 of convertible debt outstanding from a prior financing along with accrued interest. The remaining funds will be applied towards prior payables and working capital.

Operating factors which would afford an evaluation of the Company's ability to internally generate liquidity in both the short term and long term would include the revenue growth rate (388% over the Prior Period), the 54% gross margin generated from operating activities and the rate of selling, general and administrative expense spending relative to the revenue generated. Operating cash flow as evidenced by earnings adjusted for the non-cash expenses of depreciation, amortization of content costs and non-cash write-offs (providing $484,000 from operating activities for the Current Period) would provide an indication of management's ability to fund future operating activities; these factors must be evaluated along with management's actions to increase its revenue stream, increase the efficiency of its marketing efforts, and control the costs of its infrastructure.

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

Year 2000 Compliance

The Company's database and present accounting system are year 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance. The year 2000 issue is not expected to effect the systems of various entities with which the Company interacts including customers and suppliers. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that a failure by another company's system to be year 2000 compliant would not have a material adverse effect on the Company.

New Accounting Announcements

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires entities to disclose financial and detailed information about their operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and asses financial performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be presented. The Company will adopt SFAS No. 131 for the fiscal year ending July 31, 1999. This statement expands and modifies financial statement disclosures and accordingly, has no impact on the Company's results of operations, earnings per share or financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There have been no material changes in the litigation reported in the Company's annual report on Form 10-KSB for the year ended July 31, 1998 as filed.

Item 2. Changes in Securities

      On May 11, 1999, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with Felton Investments Ltd., Greatview Investments Ltd. and Mermaid Investments Ltd. (collectively, the "Purchasers"). Pursuant to the Purchase Agreement, the Company agreed to sell, and the Purchasers agreed to buy, in two separate transactions, (1) convertible notes having an aggregate principal amount of $1,400,001 due May 15, 2000 and (2) warrants to purchase an aggregate of 1,400,001 shares of common stock of the Company, par value $.0001 per share (the "Common Stock"), exercisable after August 31, 1999 through August 31, 2004 at an exercise price of $0.80 per share.

      The notes bear interest at the rate of 10% per annum and are convertible into shares of Common Stock at $.80 per share (a total of 1,750,001 shares of the Common Stock). Payment under the notes is secured by all of the assets of the Company.

      The first closing under the Purchase Agreement occurred on May 12, 1999. At such closing the Company received $1,000,002 and delivered to the Purchasers (1) notes in such amount and (2) warrants to purchase an aggregate of 1,000,002 shares of the Common Stock. The second closing occurred on May 26, 1999. At such time the Company received $399,999 and delivered to the Purchasers (1) notes in such amount and (2) warrants to purchase an aggregate of 399,999 shares of the Common Stock.

      The notes and warrants were issued by the Company without registration pursuant to the exemption from registration provided by section 4(a) of the Securities Act of 1933.

      The Company will file a registration statement with respect to the shares of common stock underlying (1) the notes and warrants sold pursuant to the Purchase Agreement, (2) warrants issued as a fee in connection with the Purchase Agreement and (3) other warrants issued as a result of adjustments to previously outstanding warrants.

      Gerard, Klauer, Mattison & Co. acted as placement agent for the Company in connection with the transactions described above and received a fee of $70,000 and warrants to purchase 70,000 shares of the Common Stock at an exercise price of $.80 per share.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27- Financial Data Schedule
      (b) A Form 8-K was filed on May 25, 1999, which reported the financing described in Item 2 above.

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Kideo Productions, Inc.

Date: June 11, 1999                     By: /s/ Richard L. Bulman
                                            ------------------------------------
                                            Richard L. Bulman
                                            President & Chief Executive Officer
                                            (Principal Executive Officer)

Date: June 11, 1999                     By: /s/ Richard D. Bulman
                                            ------------------------------------
                                            Richard D. Bulman
                                            Secretary & Chief Financial Officer
                                            (Principal Financial Officer)