Form 10KSB
period 1999-07-31
KIDEO PRODUCTIONS INC
filed 1999-10-29
CIK 946073

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 1999 Commission file number 0-28158

                             KIDEO PRODUCTIONS, INC.
                 (Name of small business issuer in its charter)

                DELAWARE                                     13-3729350
                --------                                     ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

         611 BROADWAY, SUITE 523
         NEW YORK, NEW YORK                                    10012
         ------------------                                    -----
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its fiscal year ended July 31, 1999 were $4.8 million. As of October 6, 1999, 4,032,553 shares of Common Stock were outstanding (of which 838,077 shares were held, either directly or indirectly, by affiliates of the Company) and 1,611,540 Redeemable Warrants were outstanding. Based upon the average closing bid and asked prices of the Common Stock on Nasdaq on October 6, 1999, the aggregate market value of the shares of Common Stock held by non-affiliates was approximately $3.0 million. In making this computation, all shares known to be owned by directors and executive officers of the issuer and all shares known to be owned by other persons holding in excess of 5% of the issuer's Common Stock have been deemed held by "affiliates" of the issuer. Nothing herein shall prejudice the right of the issuer or any such person to deny that any such director, executive officer or stockholder is an "affiliate."

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X| .

                                     Part I

Item 1. Business

General

      Kideo is a low-cost manufacturer of photo-personalized home videos and books for children. These products allow a child to be the star in a story. Kideo uses its recently patented production process to place the child's face and name in a videocassette or book. As a result of improved technology used by Kideo, the child's photo-personalized character can exhibit two-dimensional full motion animation and interact with the characters.

      In 1997, Kideo obtained a five-year license to feature Barney, the dinosaur character from the highly rated children's television series "Barney and Friends," in one of Kideo's home videos and three of its books. In the same year, Kideo also obtained a three-year license to feature certain characters owned by the Walt Disney Co. in four of Kideo's English language books. In October 1998, Kideo obtained a three-year license to feature Barney in Kideo's calendars and posters. Kideo is currently seeking out additional licensing, marketing and other arrangements with companies that control similar types of characters.

      Kideo currently markets nine video titles, four books and various calendars and posters for children. Historically, Kideo relied primarily on national catalog retailers (such as Hammacher Schlemmer and Johnson Smith) to market and sell its products. Kideo recently has increasingly been targeting its marketing strategies towards direct-to-consumer advertising as well as developing relationships with established national distributors of children's home video products, electronic retailers such as television shopping networks and e-commerce. The Kideo titles each have a playing time of approximately 20 minutes and a suggested retail list price of $29.95 to $39.95.

      For its fiscal years ended July 31, 1998 and July 31, 1999, the Company had net losses of approximately $2,730,000 and $1,576,000, respectively, and it had an accumulated deficit of approximately $13,475,000 as of July 31, 1999. The report of independent accountants on the Company's consolidated financial statements for the fiscal year ended July 31, 1999 contains an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Operating Strategy

      The Company has focused its near-term development efforts for new digitally photo-personalized products upon the creation of titles featuring licensed characters that have proven popularity in the children's home video market. In 1997, Kideo obtained the Barney Licenses (which allow for the use of the Barney character in one photo-personalized home video, three photo-personalized books, photo-personalized calendars and posters) and the Disney License (which allows for the use of certain Disney characters in four English language photo-personalized books). In order to advance that objective, the Company also is currently seeking out licensing, marketing and other arrangements with companies that control similar types of characters and/or that have the demonstrated financial and operational capabilities to promote and distribute children's home video products through a broad range of domestic distribution channels, including retail outlets of various kinds.

      Kideo's long-term strategy is to become a global leader in the development, manufacturing and marketing of a wide variety of digitally photo-personalized products for children and adults. Included among the Company's product development goals are:

      - to develop additional photo-personalized home video and book titles for children employing licensed characters; and

      - to develop other digitally personalized audiovisual and printed products likely to appeal to a demographic base spanning both children and adults and ancillary products related to photo and audio personalization.

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

      The fourth of the Original Kideo titles is My Christmas Wish. First introduced to the market in the latter half of 1995, this title was the first Kideo to be produced by the Company utilizing a newly implemented system for the production of digitally personalized videos. Because the Company utilized some of the new and more advanced production technologies available to it with such system, the two-dimensional illustrated body of the child's personalized character in this title exhibits a significantly greater range of animated motion -- although still not full-motion animation. In My Christmas Wish, not only can the illustrated character be moved around the screen, but there is also movement within the illustrated body itself (i.e., arms can be raised, the head turned, etc.).

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

      The Company most recently employed these same advanced production capabilities in creating its first photo-personalized Barney home video title, "My Party with Barney".

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

      The Company claims proprietary rights in its technologies and production process. In April 1997, the Company was issued a U.S. patent relating to its digital personalization production process (Patent No. 5,623,587). The Company believes that this patent could potentially have substantial value, since the Company expects the businesses owning characters that are popular in the children's entertainment markets will ultimately seek to exploit those characters in digitally personalized audiovisual products.

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

      The Company expects that these improvements in the features of its Kideos will enable it to produce new titles that will be more entertaining and engaging for the child for whom a Kideo is purchased. To date, however, the Company has not made use in any Kideo titles of the capability to achieve partial animation of the personalized facial id's character. It is anticipated that this feature improvement will first be implemented at some time during 2000 in connection with a future title featuring popular children's characters licensed from others (the development of which cannot be assured).

Product Fulfillment

      The Company designs, develops and produces its Kideo personalized video products as finished goods at its New York City facility, without employing any subcontractors in the production process. The photo-personalized books, stickers, calendars and posters are processed by the Company, printed by outside digital printers and returned and fulfilled at the New York City plant. The components used in the production of the Company's photo-personalized videos (e.g., PCs commercially available multimedia production software applications, and VHS videocassettes and related labels and packaging) are readily available to the Company from a large number of competitively priced suppliers. Once ordered, a personalized Kideo product is produced and shipped to the customer generally within two to four weeks after the order is received. There is consequently no meaningful backlog.

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

The Proprietary Kideo Titles

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

      Each of the proprietary personalized video titles now being marketed has been designed to take advantage of the power of video personalization to stimulate the imagination of children by literally placing them in exciting and educational situations where they can see themselves learning and having fun. They ride on the back of a hippo while counting four turtles in a boat; they learn about the letter "L" by leapfrogging over Alexander G. Bear; and they dive beneath the sea to meet a tortoise. Mr. Tibbs even asks, "Sarah, would you like a zebra for a pet?" In My Amazing Animal Adventure, the child at one point sees her personalized character riding in a canoe with a three-dimensional puppet version of Gregory Gopher, who calls her attention - addressing her by name - to various animals they are passing on the river.

      In addition to the child's face appearing throughout his or her personalized Kideo, the child's name is spoken in various appropriate places on the Kideo soundtrack. The Company maintains an extensive digital archive of the audio recordings of the spoken first names of all of its child-customers. The archive is updated on a regular basis, as new Kideo orders are received which require the recording and insertion of a name not then in the Company's database. In its Kideo order kits and other marketing materials, the Company makes a commitment to its potential customers to produce a Kideo in which any specified name of a child will be spoken on the Kideo to that child's personalized character. The child's name is also printed on the outside cover of each tape (which is packaged in a white vinyl album cover), as well as on the label of the tape itself. The tape shells come in assorted bright colors.

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

Photo-Personalized Products Featuring Barney the Dinosaur and Disney Characters

      In March 1998, the Company began selling its first photo-personalized Barney home video title -- "My Party with Barney." In this 17-minute home video, the photo-personalized child character interacts with Barney, one of the most popular children's market characters in America and the star of the highly-rated children's television series "Barney and Friends." "My Party with Barney" takes advantage of all of the sophisticated production technologies and features that the Company has used in the production of the Gregory and Me series of Kideos. This title is packaged similarly to the Gregory titles in a personalized vinyl videocassette cover. The suggested retail list price for "My Party with Barney" is $39.95. Under the Barney Licenses, the Company has the right to market "My Party with Barney" for the five-year period ending June 30, 2002.

      The proven broad appeal of Barney products in the Company's targeted demographic market made this video title its most successful ever. In the consumer marketplace, Barney has become one of the most popular children's characters of all time. The Barney television series is currently the number one ranked series among children from two to five years old. Barney also is currently the number one ranked character in the children's home video market, in which sales of Barney titles account for approximately 17% of all children's non-theatrical home video titles.

      The success of this title has reaffirmed the Company's belief that it may be able to exploit significant sales opportunities through the creation of Kideos that, like "My Party with Barney," feature licensed characters that have proven popularity in the children's home video market.

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

      In October 1998, Kideo obtained a three-year license to feature Barney in Kideo's photo-personalized calendars and posters. Kideo is currently seeking out additional licensing, marketing and other arrangements with companies that control similar types of characters.

      Under the Barney Licenses, the Company has the right to market its Barney video title for the five-year period ending June 30, 2002 and its Barney books, posters and calendars for the five year period ending September 30, 2002. In each case, the Company's distribution rights extend to Canada and the United States and its territories and possessions. With respect to Barney video titles, the Company's manufacturing rights are limited to the production of videos in the NTSC format only. Kideo and Lyons Partnership, L.P. ("Lyons"), the licensor of the Barney characters, have started to negotiate in good faith regarding the potential grant of a license by Lyons to the Company for the manufacture and distribution of additional videos featuring Barney characters. On sales of videos and books pursuant to the Barney Licenses, the Company is obligated to pay to Lyons, on a quarterly basis, certain specified royalties (at rates believed by the Company to be customary in the home video and book publishing industries for licensing transactions of similar nature). Lyons' royalty rates are subject to a specified dollars-and-cents minimum royalty per unit sold. In the case of video sales, Lyons' royalty rates will increase as certain specified unit sales levels are exceeded.

      The Company currently offers two Disney photo-personalized books entitled, Simba and Me in "A Friend to Count On", featuring Disney characters from the feature film The Lion King, and Mickey and Me in "The Prize-Winning Pie", featuring Minnie Mouse and Mickey Mouse. In addition to these titles, the Company is in the process of creating two additional books (one featuring characters from the movie "Toy Story" and the other to include Mickey Mouse), which are anticipated to be released for the current holiday season.

      The Disney License provides for the release by the Company of four English language photo-personalized books featuring Disney's standard characters (i.e., Mickey Mouse, Minnie Mouse, Donald Duck, Daisy Duck, Pluto and Goofy) and characters to be designated by Disney from the popular animated motion pictures "Disney's The Lion King" and "Toy Story". Two of the Disney Books are required to be early learning books and two are to be original story books. The Company has the rights to distribute the four Disney Books until April 30, 2000 in Canada and the United States and its territories and possessions. The Company's rights under the Disney License are nonexclusive; accordingly, Disney could license any of its characters to third parties for the creation of different photo-personalized books (the Company's rights being exclusive during the contract's term with respect to the publication and sale of the Disney Books created by it under the Disney License). The Disney Books are required to be hardcover books and are to be of a type and quality designed to sell at a suggested retail price of $19.95; the Company, however, has the absolute discretion to price each book as it deems appropriate. As partial consideration for the rights granted by Disney under the Disney License, the Company paid Disney $30,000, along with a stand by letter of credit in the amount of $75,000 as an advance against the royalties payable to Disney thereunder. On sales of the Disney Books pursuant to the Disney License, the Company is obligated to pay to Disney, on a monthly basis, certain specified royalties (at rates believed by the Company to be customary in the book publishing industry for licensing transactions of similar nature), subject to
(i) a specified dollars-and-cents minimum royalty per unit sold and (ii) guaranteed aggregate minimum royalties paid to Disney during the contract's term of $125,000.

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

Near-Term Product Development Goals

      From among the many conceivable new product opportunities envisioned by the Company, it currently intends, in the short- to near-term, to continue to direct its product development efforts towards the market segment that it believes it has largely created and accordingly knows best -- the home-consumer market for digitally personalized products that are essentially videos, books and other digitally photo-personalized printed products (as opposed to, for example, computer games or other computer software titles, such as personalized computer screen savers). Examples of the types of new products currently being investigated by the Company include photo-personalized puzzles and audio-personalized plush products. The Company does not expect, however, to be able to commercialize any of those products for introduction to the markets until the 2000 calendar year at the earliest.

Photo-Personalized Videos Featuring Popular Licensed Characters

      Since the Company's successful implementation of its new production process in the manufacturing of the "My Party with Barney" photo-personalized home video titles, the Company has increasingly devoted management resources to the development in the near-term of Kideo titles featuring licensed characters. In furtherance of that development objective, the Company is currently seeking out licensing, marketing and other arrangements with companies that control those types of characters and/or that have the demonstrated financial and operational capabilities to promote and distribute children's home video products through a broad range of domestic distribution channels, including retail outlets of various kinds. In a Kideo title featuring licensed characters, the child's personalized character could conceivably appear alongside and interact with animated characters (e.g., Rug Rats, Blues Clues and Tele Tubbies) or live-action characters (e.g. Big Bird).

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

Research and Development Expenditures

      In the fiscal years ended July 31, 1999 and 1998, the Company's expenditures on research and development activities totaled approximately $190,000 and $215,000, respectively.

Marketing

General

      The Company believes that it has developed important sales and distribution relationships with some of the country's most respected catalog retailers and electronic retailers (TV shopping networks). Kideo order kits have been available for purchase at various times through HSN, QVC and such national mail order catalogs as Hammacher Schlemmer, e-Toys, Personal Creations, Fingerhut, Celebration Fantastic, One Step Ahead, Johnson Smith, Just Between Us, Critics Choice Video and Troll Learn & Play. Since the Company first began marketing its products, sales through catalog retailers have historically been the primary distribution outlet for Kideos. More recently, however, electronic sales and direct- to-consumer sales have increased substantially, as the Company has explored and tested various types of direct marketing campaigns (including insert programs, Kideo Catalog, television and direct mail). With the objective of reducing overall selling expenses while sustaining steady growth, in 1999 the Company's direct marketing efforts consisted largely of a combination of low cost direct-to-consumer sales achieved through marketing and promotional partnerships with third parties, and direct marketing programs that have historically yielded profitable returns.

Direct Sales

      Direct sales to consumers accounted for approximately 50% of the Company's revenues for the fiscal year ended July 31, 1999 (as compared to approximately 37% of revenues for the prior fiscal year). During the fiscal year ended July 31, 1999, the Company experienced a 225% increase (to $2,428,000) in direct-to-consumer sales as compared to the corresponding period in the prior fiscal year. The Company believes that this increase reflects the overall growth in response to promotions of the Company's direct marketing activities (including The Kideo Catalog, telemarketing, television advertising, direct mail campaigns, and publicity efforts).

      Beginning with the launch of the Company's line of personalized Barney products in April 1998, the Company's plan is to rely largely on low-cost cooperative direct marketing efforts that the Company is currently developing with various marketing and promotional partners. For the Barney product launch the Company had partnered with various entertainment and consumer product companies to make the Company's products available through in-store promotions, package inserts, and assorted other programs. Promotional partners include Lyrick Studios (Kideo order forms in Barney home video; Kideo trailers on Barney home videos; mailings to 800,000 member Barney fan club), Kodak (Kideo offers at Kodak Qualex photo-finishing locations), and Polygram Filmed Entertainment (promotional trailer and inserts in 4.5 millions "Barney's Great Adventure" home videos). The Company intends to use the personalized Barney product marketing plan as a model for future direct-to-consumer marketing efforts.

      In October 1997, the Company mailed the first edition of The Kideo Catalog, a sixteen-page four-color consumer catalog featuring the Company's full line of personalized and non-personalized products. . The Kideo Catalog prominently features Barney and Disney products both inside the catalog and on the cover. In the fiscal year ended July 31, 1999, the Company mailed its second edition of The Kideo Catalog to both the Company's past customers, and various outside lists of consumers that closely match the Company's typical customer profile. The catalog is also promoted as an insert in Kideo shipments to customers and continues to be a very successful source of direct sales.

      In September 1999, the Company launched their new website, Kideo.com. Kideo seeks to establish itself as the leading Internet developer, marketer and manufacturer of digitally photo-personalized popular entertainment content marketed to consumers over the Internet. The Company has entered into a strategic e-commerce partnership with LinkShare Corporation, the premier provider of partnership-based marketing programs.

      Under the agreement, Linkshare will implement Kideo's Internet affiliate sales and marketing program to promote Kideo.com products via Linkshare's network of over 65,000 Internet sales affiliates. LinkShare facilitates e-commerce for leading online companies by providing them with the tools and technology to cross-refer their customers, strengthening their own customer relationships and generating revenue in the process. The Kideo.com Internet affiliate program will allow Linkshare affiliates to earn commissions based on Kideo sales that are generated by Kideo advertisements on the participating affiliate's website.

      In addition, Kideo has entered into a strategic alliance with PictureVision, Inc. an independent subsidiary of the Eastman Kodak Company. According to the agreement, Kideo's photo-personalized product line will be made available to all photofinishers offering Kodak PhotoNet online
(www.photonet.com).

      Once available, Kodak PhotoNet customers will be able to instantly place an online Kideo order by filling out a Kideo order form and attaching an image from their Kodak PhotoNet online account. Kodak PhotoNet online functionality will also be integrated into the Kideo site (www.kideo.com). The addition of this functionality will allow Kideo customers to access PhotoNet digital images from their Kodak PhotoNet accounts and increase the ease and speed of Kideo's online ordering and fulfillment processes.

Vender-Based Sales

      Vender-based sales (wholesale) accounted for 50% or $2,414,000 of total sales for the fiscal year ended July 31, 1999 (as compared to 63% in the prior period). Vender-based sales are comprised mostly of electronic sales (shopping networks) and catalog sales. The Company experienced an 87% or $1,126,000 increase in the current period. As the ratio of direct sales increase over vender-based sales, the Company experiences a higher average per unit sales price.

      Electronic sales increased $406,000 or 39% to $1,449,000 in the fiscal year ended July 31,1999 as compared to the prior fiscal year. In March 1998, the Company's products debuted on HSN and subsequently on QVC and the Canadian Home Shopping Station with great success. Electronic sales accounted for approximately 29% and 51% of the Company's revenue, respectively for the fiscal years ended July 31, 1999 and 1998.

      During the fiscal year ended July 31, 1998, catalog sales accounted for approximately 12% of the Company's revenues. Catalog sales increased 95% or $280,000 to $574,000 in the current fiscal year ended July 31, 1999 as compared to the prior period. The Company believes that the initial placement of Kideo information in mail order catalogs resulted largely from the Company's engagement of an independent national catalog representative who represents over forty catalogs nationwide. This representative (who is still being utilized by the Company) receives commissions based on the net sales proceeds generated by its product placements.

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

      The Company also claims proprietary rights in systems and methods for computer-assisted image and audio track processing, including customization, as well as applications for and in conjunction with the processed images, such as linear and non-linear multimedia presentations. In addition, the system and method facilitates remote access and image retrieval of an image, or customized presentation, from a central database. A still further aspect provides an on-line photographic album presented in a manner defined by a user.

      The Company further claims proprietary rights in an accounting system for on-line accounting for image usage and processing. A further aspect provides an automated framing system receiving on-line orders.

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

      We have adopted and used the word "Kideo" as our principal trademark for our products and services. If it is determined that we may not use or register the word "Kideo" as a trademark, this could have a significant adverse effect on us. We have applied for registration of this trademark in the United States, Australia, France, Germany, Japan, Spain and the United Kingdom. It is possible that we may not be granted a registered trademark of the word "Kideo" in any jurisdiction.

      In the United States, a third party had previously registered two allegedly similar trademarks but had ceased using them and had filed for bankruptcy. We have been negotiating with the successor to those trademarks and have executed an agreement in which the successor entity agreed to withdraw its registration and pending application to register the mark "Kideo" and to cease using this mark in the United States.

Employees

      As of October 6, 1999, the Company employed thirty nine full-time and seasonal employees and six part-time employees, including four in administration and finance, one in marketing and sales, six in new product creation, fourteen in production, five in shipping, twelve who are secretarial/clerical, database or customer service employees and three in information services. During the Christmas holiday season (roughly the months of October through December), the Company employs additional part-time (seasonal) employees to perform production and database tasks. The Company's employees are not represented by any labor organizations. Management believes that its relationship with its employees is good.

Item 2. Property

      The Company's principal executive office consists of approximately 11,000 square feet of leased space in New York City, of which approximately 2,400 square feet are used for offices and 7,600 are used for the manufacturing of Kideos. In addition to customary office furnishings and equipment, the Company's tangible property is comprised primarily of the PC hardware, digital image scanning equipment, VHS videocassette recorders and related hardware that constitute its system for the production of digitally personalized videos.

Item 3. Legal Proceedings

      We have adopted and used the word "Kideo" as our principal trademark for our products and services. In the United States, a third party had previously registered two allegedly similar trademarks but had ceased using them and filed for bankruptcy. We have been negotiating with the successor to those trademarks and have executed an agreement in which the successor entity agreed to withdraw its registration and pending application to register the mark "Kideo" and to cease using this mark in the United States. Another third party also has been using the trademark "Kideo" locally in the State of Illinois and has obtained an Illinois State registration of this mark. This may prevent us from using this mark in the State of Illinois. However, we have not yet received a communication from any party objecting to or otherwise challenging our right to conduct business in Illinois under the name "Kideo."

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during fiscal 1999.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market For Common Stock

      On September 26, 1997, Nasdaq notified us that since we did not meet certain financial requirements our common stock had been delisted from The Nasdaq Stock Market's SmallCap Market. Therefore, our common stock is now subject to the "penny stock" rules. The penny stock rules require additional disclosure by broker-dealers in connection with any trades involving a penny stock. These additional burdens imposed on broker-dealers could discourage them from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell the common stock in the secondary market.

      Since June 24, 1996 (the effective date of the initial public offering) the Company's Common Stock and Warrants have been traded in the Over the Counter Market under the respective symbols KIDO and KIDOW. The following table sets forth the range of the high and low bid information (as provided by Nasdaq and Standard & Poors Comstock). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                               Common Stock        Warrants
                                               ------------        --------
                                          Low Bid    High Bid  Low Bid  High Bid
                                          -------    --------  -------  --------
FISCAL 1998:
1st Quarter                                 15/16      2-3/4      1/8     7/8
2nd Quarter                                1-5/16     2-1/16      1/8     1/2
3rd Quarter                                 1-3/8     2-5/16      1/4     1/2
4th Quarter                                 1-3/8     2-1/16      1/8     1/4
FISCAL 1999:
1st Quarter                                 13/16      1-5/8     1/16    3/16
2nd Quarter                                 15/16      1-5/8      1/8     .09
3rd Quarter                                   3/4    1-11/16      .20     .10
4th Quarter                                   3/4      1-1/4      1/8     .09

Holders of Record

      As of July 31, 1999, there were approximately 900 holders of record of Common Stock, and 1,014 holders of record of Warrants.

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

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

      The Company was organized in August 1993 (and began operations in November
1993) to develop, manufacture and market digitally personalized videos for children. The process of mass-producing personalized videos was developed internally and supplemented with additional technology purchased in 1995. The Company claims proprietary rights in its technologies and production process, and in April 1997, was issued a U.S. patent relating to its digital personalization production process (Patent No. 5,623,587).

      The Company has incurred substantial operating losses since its inception, resulting in an accumulated deficit of approximately $13,475,000 as of July 31, 1999. For its fiscal year ended July 31, 1998, the Company had revenues of approximately $2,033,000 and a net loss of approximately $2,730,000, and for the fiscal year ended July 31, 1999, the Company had revenues of approximately $4,842,000 and a net loss of approximately $1,576,000. The Company believes that it will continue to operate at a loss until such time as when its operations generate sufficient revenues to cover its costs. The report of independent public accountants on the Company's consolidated financial statements for the fiscal year ended July 31, 1999 contains an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

      On September 26, 1997, Nasdaq advised the Company that the Company's Common Stock and Warrants had been delisted from the Nasdaq SmallCap Market. The Nasdaq decision was based upon the Company's failure to meet the "total assets" and "capital and surplus" requirements for continued listing on the Nasdaq SmallCap Market.

      The information set forth below includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements, as they speak only as of the date hereof.

Revenue Recognition

      The Company develops, produces and markets personalized children's educational video tapes and books featuring licensed and proprietary characters. These products, along with personalized stickers, posters and calendars are currently being sold through television shopping networks, various catalogs, direct sales and e-commerce.

      The Company generally records an account receivable and a corresponding liability for unearned revenue for personalized product order kits shipped to television shopping networks, mail order houses, catalogs and other retail vendors. Revenue is recognized on the accrual basis when the personalized product is shipped to the ultimate consumer.

      Our business is seasonal in nature, with a large portion of our net sales occurring in the second quarter as a result of the holiday shopping season.

Results of Operations

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

Fiscal Year ended July 31, 1999 Compared to the Fiscal Year ended July 31, 1998

Sales. Sales increased 138% or $2,808,000 to $4,842,000 in the 1999 fiscal year from $2,033,000 in the 1998 fiscal year. Increases were realized in all personalized product lines across the board as compared to the prior fiscal year. Tape sales increased 132% to $4,157,000, book sales increased 192% to $468,000 and sticker sales were up 290% to 179,000. These sales increases are primarily attributed to the fact that newly licensed products first premiered in the fourth quarter of fiscal year 1998 as compared to the fiscal year ended 1999 representing sales of the products for the entire period.

      The increase in sales for the fiscal year ended July 31, 1999, has resulted from increases in both direct sales and vender based sales. Direct sales of all products increased 225% to $2,428,000 and vender based sales increased 87% to $2,414,000 for the fiscal year ended July 31, 1999. The ratio of direct sales has increased to 50% for the current period as compared to 37% for the prior period and was offset by a decrease in vender based sales to 50% for the current period down form 63% in the prior period. As the ratio of direct sales increases over vender based sales, the Company experiences a higher average per unit sales price.

      The Company's licensed Barney tape, My Party With Barney represented 93% of all personalized tape titles sold for the fiscal year ended July 31,1999. Barney book titles represented 86% of personalized book sales for the current period and Disney titles accounted for an additional 12% of sales. Personalized stickers do not include licensed characters. Late in the fourth quarter of the 1999 fiscal year the Company introduced personalized Barney posters and calendars, sales which have not been significant to date.

Cost of Sales. The Company had a gross profit of 55% or $2,641,000 for fiscal year 1999 as compared to 14% in fiscal year 1998 or $283,000. Continued inventory controls, improved manufacturing process and increases in volume have reduced the cost of raw materials and direct labor. Depreciation expense decreased $44,000 and amortization expense declined $426,000 in fiscal year 1999 as older titles were amortized in the prior period. These savings were offset by an increase in royalties of $387,000 directly related to the increased sales generated by the licensed Barney products.

Selling Expenses. Selling expenses increased $407,000 or 31% in fiscal year 1999 to $1,725,000 from $1,318,000 in fiscal year 1998. Promotional and media expenses decreased by $173,000 in the current period as a result of advertising cut backs by the Company over the prior period. These savings were offset by volume related increases of selling expenses of $82,000, inbound telemarketing of $178,000 shipping expenses of $143,000, customer service expenses of $130,000 and credit card discounts on direct sales of $44,000.

General and Administrative Expenses. The Company's general and administrative expenses increased $146,000 or 11% to $1,478,000 in fiscal year 1999 from $1,332,000 in fiscal year 1998. The primary causes for this increase were volume-related expenses in regard to infrastructure growth of $173,000 and professional fees of $59,000. These increases were offset in part by savings in insurance of $37,000, depreciation of $78,000 and product development expense of $25,000. The Company incurred approximately $56,000 in additional expense for website design as it continues to update and inaugurate its new website Kideo.com.

Loss from Operations. The loss from operations decreased $1,805,000 or 76% to $562,000 in fiscal year 1999 from $2,367,000 in fiscal year 1998.

      Management continues to seek strategic marketing alliances with the intent to reduce its financial risk in direct-to-consumer promotions and to develop a broader based distribution for the Company's products as evidenced by the increase in direct sales in the current fiscal year. There can be no assurances that these objectives will continue to be achieved.

Other (Expense). Other expense, net of other income for the fiscal years ended 1999 and 1998 of $1,014,000 and $363,000 respectively, reflects amortization of discount and deferred debt expense from the January 1998 Financing and the May 1999 Financing (as detailed below and in the notes to the financial statements), along with debt and lease interest expenses net of interest income in that period.

Net Loss. The net loss in the 1999 fiscal year was $1,576,000 or $0.42 loss per share on 3,775,886 average shares of common stock outstanding, as compared to the fiscal year 1998 net loss of $2,730,000, or $0.76 loss per share on 3,605,647 average shares of common stock outstanding.

Liquidity and Capital Resources

      The Company's net cash used in operating activities for the fiscal year ended July 31, 1999 was $433,000 as compared to $332,000 in the prior fiscal year. In addition, the Company invested $130,000 in equipment in the 1999 fiscal year as compared to $442,000 for equipment and capital content in the fiscal year ended 1998. In the fiscal year ended 1999 the Company raised $1,400,000 in additional financing with the proceeds being used for working capital, equipment purchases and to repay amounts owed from prior financings (as detailed below and in the notes to the financial statements).

      On August 27, 1999, (the "August 1999 Financing") the Company entered into a Note and Warrant Purchase Agreement. The Company issued, (1) convertible notes having an aggregate principal amount of $300,000 due August 31, 2000 and (2) warrants to purchase an aggregate of 300,000 of Common Stock of the Company, exercisable through August 31, 2004 at an exercise price of $.80 per share. The fair market value of the warrants will be treated as additional discount on the issuance of the note and accordingly will be netted against the principal amount outstanding and amortized over the life of the debt. The discount of the beneficial conversion feature of the notes was expensed at issuance. The funds were applied towards prior payables and working capital. The Company has filed Form S-3 with the Securities and Exchange Commission in order to register the underlying securities of this agreement.

      The Company's capital requirements in connection with its development of new product, infrastructure and marketing activities have been and continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that anticipated revenues from operations and its current cash and cash equivalent balances, along with the proceeds of the August 1999 Financing of $300,000 may not be sufficient to fund the Company's operations and capital requirements for the foreseeable future. The Company is currently seeking additional financing. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

      Operating factors which would afford an evaluation of the Company's ability to internally generate liquidity in both the short-term and long-term would include the revenue growth rate (138% over the prior period), the 55% gross margin generated from operating activities and the rate of selling, general and administrative expense spending relative to the revenue generated. Operating cash flow as evidenced by earnings adjusted for the non-cash expenses of depreciation, amortization of content costs and non-cash write-offs (uses of $433,000 from operating activities for the current period) would provide an indication of management's ability to fund future operating activities; these factors must be evaluated along with management's actions to increase its revenue stream, increase the efficiency of its marketing efforts, and control the costs of its infrastructure.

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

May 1999 Financing

      On May 11, 1999, (the "May 1999 Financing") the Company entered into a Note and Warrant Purchase Agreement. The Company (a) issued (1) convertible notes having an aggregate principal amount of $1,400,001 due May 15, 2000 and
(2) warrants to purchase an aggregate of 1,400,001 shares of Common Stock of the Company, exercisable after August 31, 1999 through August 31, 2004 at an exercise price of $.80 per share and (b) entered into a security agreement, dated May 11th, 1999 with the investors, pursuant to which the Company granted the investors a security interest in all of the assets of the Company as security for performance by the Company under the May 1999 Financing.

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

      The Company registered the underlying securities of the May 1999 Financing with the Securities and Exchange Commission and such registration statement was declared effective June 25, 1999.

      The discount of the beneficial conversion feature of the notes and the fair market value of the warrants will be treated as additional discount on the issuance of the note. The conversion feature was expensed on the issuance of the notes and the warrants are amortized over the life of the debt and accordingly will be netted against the principal amount outstanding.

      The proceeds from the financing were used to pay the March 1999, short-term debt of $100,000 along with accrued interest and the $248,000 of convertible debt outstanding from the January 1998 Financing (as detailed below) along with accrued interest and a $95,000 termination fee on a financing commitment. The remaining funds were applied towards prior payables and working capital.

March 1999 Financing

      On March 10, 1999, Benjamin and Michael Bollag (the "Bollags") issued a short-term note payable with interest at 10% in the amount of $100,000 (the "March 1999 Financing") in anticipation of the Company raising additional financing. The Company paid the short-term note with the proceeds from the May 1999 Financing. The Bollags received an additional $95,000 from the Company as a termination fee for their right of first refusal on additional financings as granted by the January 1998 Financing agreement.

January 1998 Financing

      On January 30, 1998, the Company entered into a Note and Warrant Purchase Agreement (the "January 1998 Purchase Agreement") with the Bollags pursuant to which, among other things, the Company: (a) issued for $500,000 (i) an aggregate of $500,000 principal amount of 10% convertible promissory notes (the "January 1998 Notes") and (ii) warrants to purchase 500,000 shares of Common Stock (the "January 1998 Warrants"); (b) entered into a security agreement, dated January 30, 1998 (the "Security Agreement") with the Bollags, pursuant to which the Company granted the Bollags a security interest in all of the assets of the Company as security for performance by the Company under the January 1998 Notes;
(c) agreed to register all of the shares of Common Stock into which the January 1998 Notes may be converted and for which the January 1998 Warrants may be exercised; and (d) agreed that if the Company determined to sell securities prior to the repayment in full of the January 1998 Notes, it would first offer the Bollags the opportunity to purchase such securities. The transactions consummated pursuant to the January 1998 Purchase Agreement are referred to herein as the "January 1998 Financing."

      The January 1998 Warrants were issued on January 30, 1998 and entitle the holders thereof to purchase through January 30, 2003 an aggregate of 500,000 shares of Common Stock at a price of $.90 per share as follows: one-third of the January 1998 Warrants became exercisable following May 1, 1998 and were excercised after such date; an additional one-third became exercisable on July, 15, 1998; and the balance became exercisable on October 15, 1998. The exercise price is subject to adjustment in certain circumstances, including in the event of a stock split or dividend, recapitalization, reorganization, merger, consolidation or sale of assets of the Company or the issuance by the Company of shares of Common Stock (or securities convertible into or exercisable for shares of Common Stock) at a price less than the exercise price of the January 1998 Warrants.

      The Company's Board of Directors determined that the services of KSH in arranging the January 1998 Financing had a value to the Company of approximately $22,000, and accordingly issued 12,500 shares of Common Stock to KSH based upon an approximate fair market value of $1.75 per share of Common Stock. Concurrently with the Company's efforts to secure from the Bollags the financing that they ultimately provided pursuant to the January 1998 Purchase Agreement, the Company was negotiating with Charles C. Johnston, a director and principal stockholder of the Company, concerning an offer by him to loan the Company $500,000 on a short-term basis (the "January 1998 Johnston Financing Proposal"). The Company asked for and received Mr. Johnston's agreement to allow the Company to use his offer as a benchmark in its discussions with the Bollags, for the purpose of securing from the Bollags more favorable terms relating to their investment offer. When the Company reached its final agreement with the Bollags and rejected the January 1998 Johnston Financing Proposal, the Company's Board of Directors (excluding Mr. Johnston) determined that the Company had derived meaningful advantages in its negotiations with the Bollags from being able to use Mr. Johnston's offer and, accordingly, on January 29, 1998 agreed to Mr. Johnston's request that the Company should (i) grant to Mr. Johnston warrants to purchase 20,000 shares of Common Stock (the "1998 Johnston Warrants") for $1.00 per share and (ii) register the shares of Common Stock for which the 1998 Johnston Warrants may be exercised. Additionally the Company agreed to reimburse Mr. Johnston for up to $5,000 in legal fees incurred by him in negotiating the January 1998 Johnston Financing Proposal. The 1998 Johnston Warrants are exercisable at any time after January 31, 1999 through March 8, 2003 and contain other terms identical to the January 1998 Warrants. See "Principal Stockholders" and "Certain Transactions--Transactions with Charles C. Johnston."

      Prior to the closing of the January 1998 Financing, Solovay Edlin & Eiseman, P.C. ("SEE"), the Company's outside legal counsel (of which Michael B. Solovay, a director of the Company, is a shareholder) agreed to allow the Company to continue to defer payment of legal fees and expenses owing as of December 31, 1997 in the amount of $160,000. In consideration of such agreement, the Company agreed to pay SEE $40,000 by March 15, 1998 and, on January 30, 1998, issued: (i) to SEE, a note (the "SEE Note") in the amount of $120,000 and containing other terms identical to the January 1998 Notes; and (ii) to certain shareholders and employees of SEE, warrants to purchase an aggregate of 120,000 shares of Common Stock (the "SEE Warrants") for $.90 per share. The shares underlying the SEE Warrants were registered with the Securities and Exchange Commission. The SEE Warrants are exercisable at any time after January 31, 1999 through February 2, 2003 and contain other terms identical to the January 1998 Warrants.

      On May 12, 1999 the balance of the January 1998 Notes were paid in full with the proceeds of the May 1999 Financing (as detailed above). Due to the fact that the May 1999 Financing was dilutive, the Company was required to issue additional warrants to the holders of January 1998 Warrants according to the terms of the January 1998 Warrants.

      On July 15, 1998 the Bollags exercised a cashless exchange of 166,666 warrants for 81,258 shares of Common Stock. During September 1999 the Bollags exercised 550,000 warrants (the total remaining January 1998 Warrants, after given effect for the antidilution of the May 1999 Financing) in a cashless warrant exchange for an aggregate of 256,667 shares of Common Stock.

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

Year 2000 Compliance

      The failure of our internal systems, or any material third-party systems, to be Year 2000 compliant could have a material and adverse effect on our business, results of operations and financial condition. We reviewed Year 2000 readiness disclosure statements prepared by the United States Postal Service, our mail carrier, and Pitney Bowes, which maintains our postage equipment, and we believe that they will be Year 2000 compliant by November 1999.

      To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. However, we may fail to discover Year 2000 compliance problems in our systems that will require substantial revisions or replacements. In the event that the fulfillment and operational facilities that support our business are not Year 2000 compliant, we would be unable to deliver products or services to our customers. In addition, we cannot assure you that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which would be time-consuming and expensive. If we are unable on a timely basis to fix or replace third-party software, hardware or services that could result in lost revenues, increased operating costs and other business interruptions, this could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

      In addition, there can be no assurance that governmental agencies, utility companies, third-party service providers and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systematic failure beyond our control, such as a prolonged telecommunications or electrical failure, which could also prevent us from delivering our product or providing services to our customers.

Item 7. Financial Statements

Index to Consolidated Financial Statements                                  Page

Report of Independent Public Accountants.............................        F-1
Consolidated Balance Sheets..........................................        F-2
Consolidated Statements of Operations................................        F-3
Consolidated Statements of Shareholders' Equity......................        F-4
Consolidated Statements of Cash Flows................................        F-5
Supplemental Cash Flow Information...................................        F-6
Notes to Consolidated Financial Statements...........................        F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

(a) Directors and Executive Officers

      The following are the directors and executive officers of the Company. All officers serve at the discretion of the Board of Directors. The Company currently has authorized five directors. There are no vacancies on the Board.

Name                                Age                   Position
----                                ---                   --------

Richard L. Bulman                    35           Chairman of the Board and
                                                  President

Marvin H. Goldstein                  53           Vice President-Controller

Bradley Dahl                         40           Vice President-Development

Richard D. Bulman                    64           Secretary, Director and
                                                  Acting Chief Financial Officer

Thomas Griffin                       61           Director

Michael B. Solovay                   40           Assistant Secretary and
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

      Marvin H. Goldstein has been the Company since June 1994 and serves as the Vice President-Controller. Mr. Goldstein also has been a partner of Golden Pearl Associates, a real estate management firm that owns, manages and operates various business interests since 1980. In addition, from August 1979 to December 1993, Mr. Goldstein owned and operated Hermans Haberdashery Co. Inc., a retail clothing firm, and prior to that time he was with the accounting firm of Grant Thornton for approximately four years and was a partner at William Greene & Co., CPAs for approximately five years. Mr. Goldstein has been licensed as a certified public accountant in the State of New York since 1972.

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

      The Certificate of Incorporation provides that the terms of office of the directors are divided into three classes, designated Class I, Class II and Class
III. At each annual meeting of stockholders the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election (and in each case until their successors have been duly elected and qualified). Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

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

(b) Section 16(a) Beneficial Ownership Reporting Compliance.

      During the 1999 fiscal year, all reports required by Section 16(a) of the Securities Exchange Act of 1934 to be filed, were filed within the compliance deadlines.

Item 10. Executive Compensation

For the 1999 fiscal year, no one executive officer received aggregate cash compensation in excess of $100,000. Based upon the foregoing, Mr. Bulman is the only executive officer of the Company who qualifies as a "Named Executive Officer" for purposes of the disclosure set forth below. The following table summarizes the cash and other compensation paid by the Company to the Named Executive Officer in each of the Company's last three completed fiscal years.

                           Summary Compensation Table

                               Annual Compensation

                                                                      Long Term
                                                                    Compensation
                                                                       Award(s)
                               Fiscal                                Securities
Name and                      Year Ended                             Underlying
Principal Position             July 31,       Salary       Bonus       Options
--------------------------------------------------------------------------------
Richard L. Bulman,
   Chairman and President       1997         $123,000        0             0
                                1998         $ 83,000        0             0
                                1999         $ 91,000        0             0

Fiscal Year-End Option Values

      The following table sets forth information concerning unexercised options, including the aggregate dollar value of in-the-money options, held by the Named Executive Officer at the end of fiscal year 1999. The closing price of the Common Stock underlying the options on July 31, 1999 (the last trading day of the fiscal year) was $1.19. No options were exercised by the Named Executive Officer in fiscal year 1999.

                          Number of Securities         Value of Unexercised
                        Underlying Unexercised             In-the-Money
                         Options at FY-End (#)        Options at FY-End ($)
                         ---------------------        ---------------------
Name                 Exercisable   Unexercisable   Exercisable  Unexercisable
-----------------------------------------------------------------------------

Richard Bulman         125,000          --              --             --

Repricing of Options

      As of February 20, 1998, Richard Bulman surrendered options covering 125,000 shares of Common Stock which were granted in 1996 pursuant to the Company's Option Plan. New options covering 125,000 shares of Common Stock were granted to Mr. Bulman, as of February 20, 1998, with exercise prices equal to $2.50 per share (the fair market value per share on the date of the grant), pursuant to the Option Plan. Concurrently with the repricing of Mr. Bulman's options, all other holders of options had their respective options repriced in the same manner. The old options held by Mr. Bulman and the other optionholders were designed to further compensate and provide for an incentive for them, and the Board of Directors determined that the significant decline in the market price of the Common Stock since the date of grant of the old options frustrated these purposes. The Board believed that by awarding Mr. Bulman (and the other optionholders) new options with exercise prices at $2.50 per share (the fair market value per share on the date of the grant) they will be fairly compensated for their efforts and further motivated to achieve the Company's success. The Board also believes that exchanging "out-of-the-money" options is a cost-effective method of retaining key employees and preserving the important motivating effect that stock options have.

Employment Agreement With Named Executive Officer

      Effective July 15, 1999, the Company entered into a three-year employment agreement with Mr. Bulman, the Chairman of the Board and President of the Company. Pursuant to this agreement, Mr. Bulman is entitled to receive a base salary of $125,000 for the first year and increasing by at least 10% of the then current year's base salary for each additional year of the agreement. The Board of Directors may, at its discretion, award an additional base salary increase to Mr. Bulman. On July 15, 2000 and on each July 15th thereafter so long as the Agreement is in effect (a "Renewal Date"), the term of Mr. Bulman's employment shall automatically be extended for an additional one (1) year period unless either party notifies the other in writing at least sixty (60) days prior to the applicable Renewal Date that such party does not wish to extend the agreement beyond the expiration of the then current term, in which event the agreement shall terminate on the July 14th of the then applicable term.

      Pursuant to the terms of the employment agreement, as promptly as options are available for issuance to Mr. Bulman, he will be granted options to purchase 150,000 shares of the Company's common stock. These options shall have an exercise price of $1.00, and they shall be exercisable for five years from the date of issue. The Company agrees that as many of the options as can qualify as "incentive stock options" under section 422 of the Internal Revenue of 1976 as amended (the "Code") will be granted to so qualify with any remaining options being non-qualified Options.

      In addition, Mr. Bulman will receive, as promptly as practicable following the release of audited financial statements for each fiscal year during which his employment agreement is in effect, options to purchase 150,000 shares of the Company's Common Stock if, and only if, the Company has positive net profits for such fiscal year as reported in such financial statements. These options shall have an exercise price equal to the closing sale price of the Common Stock on the day of grant and shall vest immediately. These options shall be exercisable for 5 years from the date of issuance. The Company will take all reasonable steps necessary to ensure that upon exercise of any of these options, the shares issued to Mr. Bulman will be freely transferable. The Company agrees that each year, as many of the options as can qualify as "incentive stock options" under section 422 of the Code will be granted to so qualify with any remaining options being non-qualified options.

      The Board of Directors may, in its discretion, award an additional annual bonus to the Mr. Bulman.

      Under the agreement, Mr. Bulman is entitled to a $1 million term life insurance policy, to long-term disability insurance and health club membership and his employment is subject to confidentiality restrictions and a two-year non-competition covenant. Pursuant to his prior employment agreement, Mr. Bulman was granted ten-year options under the Option Plan to purchase an aggregate of 125,000 shares of Common Stock, which options are fully vested. The options were originally granted to Mr. Bulman at an exercise price of $5.00 per share of Common Stock. All of the options, however, were repriced to $2.50 per share in February 1998.

      All of Mr. Bulman's options will vest immediately in the event of the termination without cause of Mr. Bulman's employment. Mr. Bulman's employment agreement also provides that, in the event of the termination without cause of his employment, he will be entitled to receive severance pay in an amount equal to his annual base salary as then in effect for two years. In the event Mr. Bulman's employment is terminated for cause, however, he will not be entitled to receive any severance pay. Mr. Bulman's employment agreement defines "cause" as including (in summary terms) his commission of a fraud on the Company, misappropriation of Company funds or assets, possession of an illegal substance, a material violation of any covenant in his Employment Agreement, or knowingly influencing the Company's financial reporting in a manner inconsistent with generally accepted accounting principles.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information (based on information obtained from the persons named below), as of October 6, 1999 (the "Computation Date"), relating to the beneficial ownership of shares of Common Stock by (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each of the Company's directors and (iii) all directors and executive officers of the Company as a group. The Common Stock is the only class of the Company's equity securities constituting voting securities. The Company is not a party to any arrangements, or aware of any arrangements among any of its stockholders or involving any of them and third parties, which may result in a change of control of the Company.

                                       Amount and Nature
Name and Address                          of Beneficial              Percent of
of Beneficial Owners(1)                   Ownership(2)                Shares(2)

Felton Investment Ltd.                     1,050,001(3)                 23.34%

Greatview Investments, Ltd.                1,050,001(3)                 23.34%

Mermaid Investments, Ltd.                  1,050,001(3)                 23.34%

White Ridge Investments, Ltd.                675,000(4)                 15.58%

Vision Corporate Consulting, LLC.            300,000(5)                  6.92%

Charles C. Johnston .......................  554,500(6)                 13.24%

Richard L. Bulman .........................  501,471(7)                 12.06%

Richard D. Bulman .........................   86,000(8)                  2.09%

Thomas Griffin ............................   76,000(9)                  1.86%

Michael B. Solovay ........................   56,528(10)                 1.38%

All directors and executive officers
as a group (6 persons) ....................   771,643(11)               19.00%

(1) Unless otherwise indicated in the notes below, the address for each named individual or group is in care of Kideo Productions, Inc., 611 Broadway, Suite 523, New York, New York 10012.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after the Computation Date upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days after the Computation Date have been exercised and converted. Before any consideration is given to outstanding options, warrants or convertible securities, the percentages herein are based upon there being 4,032,553 shares of Common Stock outstanding as of the Computation Date.

(3) Includes (i) 466,667 shares of Common Stock issuable upon exercise of outstanding warrants that are currently exercisable and (ii) 583,334 shares of Common Stock issuable upon conversion of certain promissory notes outstanding.

(4) Includes (i) 300,000 shares of Common Stock issuable upon exercise of an outstanding warrant that is currently exercisable and (ii) 375,000 shares of Common Stock issuable upon conversion of a certain promissory note outstanding.

(5) Includes 300,000 shares of Common Stock issuable upon exercise of outstanding warrants that are currently exercisable.

(6) Includes (i) 15,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Option Plan, (ii) 83,975 shares of Common Stock issuable upon exercise of outstanding warrants that are currently exercisable, (iii) 200,000 shares of Common Stock issued to an affiliate of Mr. Johnston's in the September 1997 Financing and (iv) 36,364 shares of Common Stock issuable upon exercise of warrants issued in connection with the January 1998 Financing.

(7) Includes 125,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Option Plan.

(8) Includes (i) 84,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Option Plan and (ii) 1,000 shares of Common Stock issuable upon exercise of currently exercisable warrants.

(9) Includes (i) 35,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Option Plan and (ii) 8,000 shares of Common Stock issuable upon exercise of currently exercisable warrants.

(10) Includes (i) 32,728 shares of common stock issuable upon exercise of outstanding warrants that are currently exercisable and (ii) options to purchase 20,000 shares of common stock that are currently exercisable.

(11) Includes (i) an aggregate of 291,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Option Plan, and (ii) 41,727 shares of Common Stock issuable upon exercise of currently exercisable warrants. The six persons constituting the group of directors and executive officers are Richard L. Bulman, Richard D. Bulman, Thomas Griffin, Michael B. Solovay, Marvin H. Goldstein and Bradley Dahl.

Item 12. Certain Relationships and Related Transactions

      Future transactions (if any) between the directors, officers and/or 5% stockholders will continue to be on terms no less favorable to the Company than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.

Transactions with Charles C. Johnston

      Charles C. Johnston, a principal stockholder of the Company, was a director of the Company from June 1994 through July 22, 1999. In the September 1997 Financing, the Company issued 200,000 shares of Common Stock to an affiliate of Mr. Johnston for an aggregate purchase price of $300,000, which the Company's Board of Directors (excluding Mr. Johnston) determined to be the fair market value of those 200,000 shares at the time of issuance. As a consequence of the January 1998 Johnston Financing Proposal, on March 9, 1998 the Company issued to Mr. Johnston the 1998 Johnston Warrants, which entitle him to purchase 20,000 shares of Common Stock for $.90 per share. In May 1999 the 20,000 warrants were exchanged for 36,364 warrants due to an additional financing that triggered an antidilutive clause in the 1998 Johnston Warrants. The Company has registered the 36,364 shares of Common Stock underlying the 1998 Johnston Warrants. In September 1999, the Company paid to Mr. Johnston $25,000 in consideration of a wavier and as reimbursement of expenses in connection with his activities related to a financing in May 1999.

Transactions with Solovay Edlin & Eiseman, P.C.

      Prior to the closing of the January 1998 Financing, SEE, the Company's outside legal counsel (of which Michael B. Solovay, a director of the Company, is a shareholder) agreed to the continuing deferral of payment by the Company of certain unpaid legal fees and expenses. The Company in exchange issued to SEE the $120,000 SEE Note and the SEE Warrants described above. The SEE Warrants entitle certain shareholders and employees of SEE to purchase an aggregate of 120,000 shares of Common Stock for $.90 per share. In May 1999 the 120,000 warrants were exchanged for 218,186 warrants due to an additional financing that triggered an antidilutive clause in the SEE Warrants. The Company has registered the 218,186 shares of Common Stock underlying the SEE Warrants.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits.

      27. Financial Data Schedule.

(b) Reports on Form 8-K.

      A report on Form 8-K, dated May 25, 1999 was filed by the Company to report the May 1999, Financing as set forth in this report under Item 6 above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Kideo Productions, Inc.:

      We have audited the accompanying consolidated balance sheets of Kideo Productions, Inc. (a Delaware Corporation) and subsidiary as of July 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kideo Productions, Inc. and subsidiary as of July 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Arthur Andersen, LLP

New York, New York
October 14, 1999

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                        at July 31,  at July 31,
                                                           1999         1998
                                                         --------     --------
ASSETS
Current Assets:
  Cash and cash equivalents, (including
    restricted cash of $75,000 in 1999 and 1998) .....   $     86     $     82
  Accounts receivable, net ...........................        112           92
  Inventory ..........................................         49           53
  Prepaid expenses and other current assets ..........        132          169
                                                         --------     --------
    Total current assets .............................        379          396
Property and equipment, net ..........................        152          220
Capitalized content costs, net .......................        195          387
Other assets .........................................        151           68
                                                         --------     --------
    Total assets .....................................   $    877     $  1,071
                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ...................................   $    876     $    736
  Accrued expenses ...................................        401          348
  Capital leases, current portion ....................          8           49
  Unearned revenue ...................................        684        1,028
  Convertible notes payable, ($1,400,001 net
    of $139,000 of discount in 1999; and $620,000
    net of $372,000 of discount in 1998) .............      1,261          248
                                                         --------     --------
      Total current liabilities ......................      3,230        2,409
Capital leases, long term portion ....................          4           10
                                                         --------     --------
      Total liabilities ..............................      3,234        2,419
                                                         --------     --------

Commitments (Notes 5 and 6)

Shareholders' (Deficiency)
  Common Stock, $0001 par value;
    authorized 15,000,000 shares, issued and
    outstanding 3,775,886 shares at
    July 31, 1999 and 1998 ...........................         --           --
  Additional paid-in capital .........................     11,118       10,551
  Accumulated deficit ................................    (13,475)     (11,899)
                                                         --------     --------
    Shareholders' (Deficiency) .......................     (2,357)      (1,348)
                                                         --------     --------
Total liabilities and shareholders' (deficiency) .....   $    877     $  1,071
                                                         ========     ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)

                                                     Year ended      Year ended
                                                       July 31,        July 31,
                                                        1999            1998
                                                     -----------    -----------

Sales ............................................   $     4,842    $     2,033
Cost of sales ....................................         2,201          1,750
                                                     -----------    -----------
Gross profit .....................................         2,641            283

Selling expenses .................................         1,725          1,318
General and administrative expenses ..............         1,478          1,332
                                                     -----------    -----------
Loss from operations .............................          (562)        (2,367)
                                                     -----------    -----------
Other (expense), net .............................        (1,014)          (363)
                                                     -----------    -----------

Net loss .........................................   $    (1,576)   $    (2,730)
                                                     ===========    ===========

Net loss per share: Basic and Diluted ............   $     (0.42)   $     (0.76)
                                                     ===========    ===========

Weighted average number of shares outstanding:
  Basic and Diluted ..............................     3,775,886      3,605,647
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS (DEFICIENCY) EQUITY
                 (Dollars in thousands except per share amounts)

                                                                                         Additional              Shareholders'
                                                   Preferred Stock       Common Stock      Paid-in  Accumulated  (Deficiency)
                                                   Shares   Amount     Shares    Amount    Capital    Deficit       Equity
                                                 -----------------------------------------------------------------------------
Balance at July 31, 1997 ........................    750   $    --   2,939,014   $   --   $  9,591   $ (9,169)     $   422
                                                 -----------------------------------------------------------------------------

Conversion of preferred stock to common .........   (750)       --     543,114       --        (25)        --          (25)
Issuance of common stock in connection
  with the September 1997 Johnston Financing ....                      200,000       --        300         --          300
Discount to fair market value of the January 1998,
  convertible notes payable on the conversion to
  common stock ..................................                                              465                     465
Issuance of warrnats in connection with the
  January 1998, Financing and related expenses ..                                              198                     198
Issuance of common stock in lieu of commission in
  connection with the January 1998, Financing ...                       12,500       --         22                      22
Conversion of warrants to common stock ..........                       81,258
Net loss ........................................                                                      (2,730)      (2,730)
                                                 -----------------------------------------------------------------------------
Balance at July 31, 1998 ........................     (0)  $    --   3,775,886   $   --   $ 10,551   $(11,899)     $(1,348)
                                                 -----------------------------------------------------------------------------

Discount to fair market value of the May 1999,
  convertible notes payable on the conversion to
  common stock ..................................                                              333                     333
Issuance of warrants in connection
  with the May 1999, Financing ..................                                              175                     175
Issuance of warrants for commission in
  connection with the May 1999, Financing .......                                                9                       9
Issuance of warrants in connection
  with licensing and consulting agreements ......                                               50                      50
Net loss ........................................                                                      (1,576)      (1,576)
                                                 -----------------------------------------------------------------------------
Balance at July 31, 1999 ........................     (0)   $   --   3,775,886   $   --   $ 11,118   $(13,475)     $(2,357)
                                                 -----------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollars in thousands except per share amounts)

                                                            Year ended     Year ended
                                                          July 31, 1999   July 31, 1998
                                                          -------------   -------------
Cash flows from operating activities:
 Net loss ................................................   $(1,576)       $(2,730)
 Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depredation and amortization of operating assets .....       390            945
    Amortization of loan discount and deferred debt costs        449            258
    Discount on issuance of convertible notes issued .....       382             --
    Effect of changes in operating assets and liabilities:
      Accounts receivable ................................       (20)           (61)
      Inventory ..........................................         4             50
      Prepaid expenses and other current assets ..........        37           (141)
      Other assets .......................................       (38)            --
      Accounts payable ...................................       140            261
      Accrued expenses ...................................       143            291
      Unearned revenue ...................................      (344)           795
                                                             -------        -------
 Net cash used in operating activities ...................      (433)          (332)
                                                             -------        -------

Cash flows from investing activities:
 Purchase of property and equipment ......................      (130)           (23)
 Increase in capitalized content and program costs .......        --           (419)
                                                             -------        -------
 Net cash used in investing activities ...................      (130)          (442)
                                                             -------        -------

Cash flows from financing activities:
 Net proceeds from issuances of capital stock ............        --            275
 Proceeds from convertible debt, net .....................     1,241            500
 Proceeds from notes payable .............................       100             --
 Principal payments on convertible debt ..................      (620)            --
 Principal payments on notes payable .....................      (100)            --
 Principal payments on capital leases ....................       (54)           (83)
                                                             -------        -------
 Net cash provided by financing activities ...............       567            692
                                                             -------        -------
Net increase (decrease) in cash ..........................         4            (82)
Cash and cash equivalents at the beginning of the period .        82            164
                                                             -------        -------
Cash and cash equivalents at the end of the period .......   $    86        $    82
                                                             =======        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SUPPLEMENTAL INFORMATION
                 (Dollars in thousands except per share amounts)

                                                                 Year ended      Year ended
                                                                July 31, 1999   July 31, 1998
                                                                -------------   -------------
Cash payments for interest ....................................      $ 50          $ 20
Cash payments for termination fee on financing commitment .....        95            --
Cash payments for income taxes ................................         0            16

Supplemental schedule of noncash investing and financing
  activities:
  Proceeds of security deposits applied to capital leases .....        33            --
  Discount to fair market value of the January 1998,
    convertible notes payable on the conversion to common stock        --           465
  Issuance of warrants in connection with the
    January 1998, Financing ...................................        --           198
  Issuance of common stock in lieu of commission in connection
    with the January 1998, Financing ..........................        --            22
  Discount to fair market value of the May 1999,
    convertible notes payable on the conversion to common stock       333            --
  Issuance of warrants in connection with the
    May 1999, Financing .......................................       175            --
  Issuance of warrants in for commission in connection
    with the May 1999, Financing ..............................         9            --
  Issuance of warrants in connection
    with licensing and consulting agreements ..................        50            --

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The Company develops, produces and markets personalized children's educational video tapes and books featuring licensed and proprietary characters. These products, along with personalized stickers, posters and calendars are currently being sold through television shopping networks, various catalogs, direct sales and e-commerce.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses of $1,576,000 and $2,730,000 for the years ended July 31, 1999 and July 31, 1998, respectively. In addition, the Company has a net working capital deficiency of $2,851,000 at July 31, 1999. These factors indicate that there is substantial doubt about the Company's ability to continue. The Company's strategy is to continue to obtain licenses for popular media characters and apply its technology to the characters under license. The Company plans to sell these products to its existing customers as well as to new customers obtained through current marketing channels with a major emphasis on e-commerce. Although there can be no assurances, the Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its new e-commerce marketing efforts), together with anticipated revenues from operations and its current cash and cash equivalent balances, that these proceeds will be sufficient to fund the Company's operations and capital requirements through January 31, 2000.

      The Nasdaq Stock Market ("Nasdaq") has delisted the Company's stock from the Nasdaq Small Cap Market Exchange. The Nasdaq decision was based in part upon the Company's having not met the "total assets" and "capital and surplus" requirements for continued listing on the Nasdaq Small Cap Market

Revenue Recognition

      The Company generally records an account receivable and a corresponding liability for unearned revenue for personalized product order kits shipped to television shopping networks, mail order houses, catalogues and other retail venders. Revenue is recognized on the accrual basis when the personalized product is shipped to the ultimate consumer.

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Content Costs, net

      Capitalized content costs are capitalized as film costs and are amortized using the individual-film-forecast-computation method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53 "Financial Reporting of Motion Picture Films." Utilizing this method, film costs are amortized in the same ratio that current gross revenues bear to anticipated gross revenues. Due to uncertainties in the estimating process, anticipated gross revenues may vary from actual gross revenues. The anticipated gross revenues are continuously updated by management to reflect the most current data available.

Long Lived Assets

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," management periodically assesses whether there has been an impairment in the carrying value of the excess of cost of such assets by comparing the current and expected annual undiscounted cash flows with the carrying amount. In the event there is an impairment of the asset, management would reduce the carrying value to an amount equal to the projected discounted cash flow of the underlying assets.

Advertising Costs

      Advertising costs are charged to operations when the advertising takes place. Advertising expenses for the years ended July 31, 1999 and 1998 were $137,000 and $351,000, respectively.

Property and Equipment

      Depreciation of property and equipment is provided for principally by the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of its useful life or the life of the lease.

Income Taxes

      The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that the tax effect of temporary differences between the recorded carrying values and the adjusted tax basis of assets and liabilities be reflected in the financial statements as deferred at the tax rate at which the differences are expected to reverse. At July 31, 1999 and 1998, there were no material temporary differences between the book basis and tax basis of the Company's assets and liabilities.

      As of July 31, 1999, the Company had a net operating loss carryforward for both financial reporting and income tax purposes of approximately $13,064,000 available to offset future income, expiring through 2019. This resulted in a deferred income tax asset of approximately $5,879,000 for which the Company recorded a full valuation allowance due to the uncertainty of future realization of such losses. Based on the ownership changes arising from the initial public offering, utilization of the net operating loss carry-forward will be limited.

Reclassification

      Certain prior period amounts have been reclassified to conform with current period presentation.

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share

      In accordance with SFAS No. 128, net loss per common share amounts ("Basic EPS") are computed by dividing net earnings after adjustments for preferred stock dividend requirements, by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("Diluted EPS") are computed by reflecting potential dilution from the exercise of stock options, to the extent they are dilutive.

Warranty Costs

      To date, the Company has not had any significant warranty costs for repair or replacement of its product. Based on current sales and historical experience, warranty costs, if any are charged to operations when incurred.

Use of Estimates

      The Company's sales have been seasonal in nature based, in part, on purchases made during the months of October through December.

      The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management affecting the reported amounts of assets, liabilities, revenue and expenses and the disclosed amounts of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. At July 31, 1999 and July 31, 1998, the Company had $75,000 of restricted cash, which represents amounts held in a deposit account in accordance with a third party license contract.

Seasonality

      For Fiscal 1999 the Company recorded 40% of total sales in the second quarter. The fourth quarter of Fiscal 1998 was an exception to this trend, due to the introduction of its newly licensed Barney products; the Company recorded 60% of total sales.

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Announcements

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires entities to disclose financial and detailed information about their operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be presented. This statement expands and modifies financial statement disclosures and accordingly, has no impact on the Company's results of operations, earnings per share or financial position. The Company does not believe that it operates in more then one segment.

2. PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consists of the following:

                                                                              Estimated
                                             July 31, 1999  July 31,1998     Useful Life
                                             -------------  ------------     -----------
Video production equipment and related
software                                         $ 728,000     $ 627,000      3 years
Furniture and fixtures                              10,000        10,000      7 years
Office equipment                                   117,000       124,000    3 to 5 years
Leasehold improvements                             164,000       164,000      3 years
                                                 ---------     ---------
                                                 1,019,000       925,000
Less accumulated depreciation                    (867,000)     (705,000)
                                                 ---------     ---------
                                                 $ 152,000     $ 220,000
                                                 =========     =========

      Included in property and equipment at July 31, 1999 and at July 31, 1998 are approximately $207,000 of assets acquired under capital leases. Accumulated depreciation on these assets as of July 31, 1999 and July 31, 1998 amounted to approximately $163,000 and $68,000 respectively. The property held under these leases is collateral for the related capital lease obligations as described in
Note 6.

      Certain technology rights, intellectual property and software related to the production of video products, amounting to approximately $192,000, were acquired on July 17, 1995 and are being amortized over a three-year period which commenced August 1, 1995 using the straight-line method. As of July 31, 1999, this amount was fully amortized.

3. CAPITALIZED CONTENT COSTS

      Capitalized content costs include the development, scripts, characters, props, filming and postproduction of new Kideo titles introduced.

                                                       July 31       July 31
                                                          1999          1998
                                                          ----          ----
Capitalized content costs                             $419,000      $419,000
Less accumulated amortization                          224,000        32,000
                                                       -------        ------
Net book value                                        $195,000      $387,000
                                                      ========      ========

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OTHER ASSETS:

Other assets consist of the following:

                                                      July 31,      July 31,
                                                          1999          1998
                                                          ----          ----
Deposits on capital lease obligations                  $12,000       $34,000
Security deposits                                       44,000        18,000
Deferred expenses                                       95,000        16,000
                                                      --------       -------
                                                      $151,000       $68,000
                                                      ========       =======

5. COMMITMENTS:

      The Company leases 11,000 square feet of space under several noncancelable operating leases for office, manufacturing and warehouse space. These leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses. In addition, the Company rents additional office and warehouse space on a month to month basis at a monthly rent of approximately $1,800. Total rent expense for the years ended July 31, 1999 and 1998 amounted to $262,000 and $124,000, respectively. Future approximate minimum rental payments required are listed below and are subject to a 25% discount when the monthly payment is made prior to the 11th day of the month in which it is due.

Fiscal year ending July 31,
2000                                                           $356,000
2001                                                            149,000
2002                                                             11,000
                                                               --------
                                                               $516,000
                                                               ========

      The Company has entered into employment contracts with two employees expiring at various times through December 2002. The aggregate minimum commitment for future salaries, excluding bonus is:

Fiscal year ending July 31,
2000                                                           $212,000
2001                                                            190,000
2002                                                             88,000
                                                               --------
                                                               $490,000
                                                               ========

6. CAPITAL LEASE OBLIGATIONS:

      Included in property and equipment is $207,000 in production and office equipment held under capital leases at July 31, 1999 and 1998. The future minimum lease payments under capital leases, all with interest rates ranging from 13% to 16.5%, at July 31, 1999 are as follows:

Fiscal year ending July 31,
2000                                                            $11,000
2001                                                              3,000
2002                                                              1,000
                                                                -------
                                                                 15,000
Less amounts representing interest                                3,000
                                                                -------
                                                                $12,000
                                                                =======

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. SHAREHOLDERS' EQUITY:

May 1999, Financing

      On May 11, 1999, the Company entered into a Note and Warrant Purchase Agreement. The Company issued, (1) convertible notes having an aggregate principal amount of $1,400,001, bearing interest at a rate of 10% per annum, due through May 15, 2000 and (2) warrants to purchase an aggregate of 1,400,001 of Common Stock of the Company, exercisable after August 31, 1999 through August 31, 2004 at an exercise price of $.80 per share.

      The first closing under the Purchase Agreement took place May 12, 1999. The Company received $1,000,002 and delivered notes in such principal amount and warrants to purchase 1,000,002 shares of the Company's Common Stock. The second closing took place May 26, 1999. The Company received $399,999 and delivered notes in such principal amount and warrants to purchase 399,999 shares of the Company's Common Stock

      The fair market value of the warrants will be treated as additional discount on the issuance of the note and accordingly will be netted against the principal amount outstanding and amortized over the life of the debt. As the debt is convertible from the date of issuance, the discount of the beneficial conversion feature of the notes was expensed at issuance. The conversion feature affords a discount to fair market value at the time of conversion of the Notes of $333,375.

      The proceeds from the financing were used to pay short-term debt of $100,000, $248,000 of convertible debt outstanding from the January 1998 Financing along with accrued interest and a $95,000 termination fee on financing commitment. The remaining funds were applied towards prior payables and working capital.

January 1998, Financing

      The Company issued convertible notes ("Notes") in the aggregate amount of$620,000, bearing interest at the rate of 10% per annum, due April 15, 1999. The Notes converted at a price of $1.00 per share. In addition the Company issued Warrants at the then fair market value. The warrants provided for the purchase of a total of 640,000 shares of the Company's Common Stock, par value $.0001 per share, to certain investors and advisors.

      The conversion feature afforded a discount to fair market value at the time of conversion of the notes into shares of common stock. The beneficial conversion feature of the Notes of $465,000, and the fair value of the warrants of $155,000, have been treated as additional discount on the issuance of the Notes, and accordingly have been netted against the principle amount outstanding. The conversion feature is being amortized from the date the security was issued until the date it first became convertible and the warrants are being amortized over the life of the debt.

      On July 10, 1998 certain investors exercised a cashless conversion of 166,666 warrants into 81,258 shares of the Company's Common Stock.

      The balance of the Notes along with accrued interest was paid from the proceeds from the May 1999 Financing.

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 1997 Financing

      The Company issued 200,000 shares of Common Stock on September 16, 1997 to an affiliate of Charles C. Johnston, a director and principal stockholder of the Company, for an aggregate purchase price of $300,000 (the "September 1997 Financing"), which the Company's Board of Directors (excluding Johnston) determined to the be the fair market value of those 200,000 shares at the time of issuance. The Company used the proceeds from this financing as working capital for general corporate purposes.

8. OTHER EXPENSES

      The Statements of Operations for the year ended July 31, 1999 and 1998 reflects expenses related to various financings. This consists of the following:

                                                                1999      1998
                                                                ----      ----
Amortization & expense of debt issuance costs                 $ 41,000   $55,000
Amortization of debt discount on the issuance costs of the
financings                                                     742,000   248,000
Interest on debt                                               111,000    60,000
Termination and other fees on financing commitments            120,000        --
                                                            ----------  --------
                                                            $1,014,000  $363,000
                                                            ==========  ========

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

      The Company has adopted the disclosure-only SFAS No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 calls for measuring compensation cost at the date of grant, based on an estimate of fair value of the option over its expected life.

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company accounts for the cost of stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related Interpretations of that rule. Accordingly, compensation cost for stock options is measured as the excess of market value over the exercise price of the related option, measured as of the date that the option is granted. There were no options exercised during the fiscal years ended July 31, 1999 or 1998.

      Had the accounting provisions of SFAS 123 been adopted by the Company, reported net income and earnings per share would have changed as follows:

                                                      Fiscal 1999    Fiscal 1998
                                                      -----------    -----------
Net Loss, as reported                                $(1,576,000)   $(2,730,000)
Net Loss, pro forma for SFAS No. 123                 $(1,623,000)   $(2,635,000)

Loss per share, as reported                               $(0.42)        $(0.76)
Loss per share, pro forma for SFAS No. 123                $(0.43)        $(0.73)

      The SFAS No. 123 pro forma effects are calculated using the grant date as the measurement date; the Black-Scholes option-pricing model as the determinant of fair value, further adjusted for lack of transferability of the underlying shares at grant date; and an estimated option life of 5 years over which the fair value is to be amortized. Additional variables used in applying Black-Scholes included a volatility assumption of 60%; risk-free interest rate of 6% and 5.58% (as of July 31, 1998 and 1999, respectively) and no common stock dividends during the option period.

The following table summarizes activity in the stock option plan:

                                        Stock       Price per   Weighted Average
                                       Options        share      Price per share
                                       -------        -----      ---------------

Balance at July 31, 1997               308,000     $3.19-$5.00        $4.96
                                     -------------------------------------------
Grants during Fiscal 1998                 0             0               0
Forfeitures                            (50,000)       $5.00           $5.00
Options exercised                         0             0               0
                                     -------------------------------------------
Balance at July 31,1998                258,000        $2.50*          $2.50
Grants during Fiscal 1999               99,000        $1.00           $1.00
Forfeitures                            (7,000)        $2.50           $2.50
Options exercised                         0             0               0
                                     -------------------------------------------
Balance at July 31, 1999               350,000     $1.00-$2.50        $2.07
                                     -------------------------------------------

*Repriced February 20, 1998 by a unanimous vote by the Board of Directors' of the Company, to $2.50.

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SIGNIFICANT CUSTOMERS and CONCENTRATION OF CREDIT RISK

      For the years ended July 31, 1999 approximately 12% and 18% of the Company's sales were to two customers.

      At July 31, 1999, two of the Company's vendors' represented approximately 50% of the Company's accounts payable balance. One of the stated vendors, representing 32% of the accounts payable has agreed to receive payment in the form of Common Stock of the Company.

11. Related-Party Transactions

      A note in the amount of $120,000, issued in connection with the January 1998 Financing, were issued to the Company's legal advisor for services, who is also a director of the Company. The Note along with accrued interest was paid from the proceeds of the May 1999 Financing. Professional fees paid to the legal advisor in addition to the note for the years ended July 31, 1999 and 1998 totaled approximately $105,000 and $60,000, respectively.

12. Subsequent Events

      On August 30, 1999, the Company entered into a Note and Warrant Purchase Agreement. The Company issued, (1) convertible notes having an aggregate principal amount of $300,000, bearing interest at 10% per annum, due through August 31, 2000 and (2) warrants to purchase an aggregate of 300,000 of Common Stock of the Company, exercisable through August 31, 2004 at an exercise price of $.80 per share.

      The fair market value of the warrants will be treated as additional discount on the issuance of the note and accordingly will be netted against the principal amount outstanding and amortized over the life of the debt. The discount of the beneficial conversion feature of the notes was expensed at issuance.

      The funds were applied towards prior payables and working capital.

      On October 6, 1999 the Company missed the September 30th quarterly interest payments due on the May 1999 Financing and the August 1999 Financing. The investors waived the default clause on the debt.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 1999

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

Signature                              Title                          Date
---------                              -----                          ----


/s/ Richard L. Bulman         President and Chairman            October 29, 1999
--------------------------    of the Board (Principal
Richard L. Bulman             Executive Officer)


/s/ Richard D. Bulman         Director                          October 29, 1999
--------------------------    Secretary and Chief
Richard D. Bulman             Financial Officer


/s/ Marvin H. Goldstein       Vice President, Controller        October 29, 1998
--------------------------    (Principal Accounting and
Marvin H. Goldstein           Financial Officer)


/s/ Thomas Griffin            Director                          October 29, 1999
--------------------------
Thomas Griffin


/s/ Michael B. Solovay        Director                          October 29, 1999
--------------------------
Michael B. Solovay