Form 10QSB
period 1999-10-31
KIDEO PRODUCTIONS INC
filed 1999-12-14
CIK 946073

United States
                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999
                               ----------------

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

As of November 30, 1999, 4,038,945 shares of the issuer's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

      This report contains 14 pages

                             KIDEO PRODUCTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I   Financial Information:                                             Page
                                                                             No.

         Consolidated Balance Sheets as of October 31, 1999 (unaudited)
           and July 31, 1999..................................................3

         Consolidated Statements of Operations for the three months ended
           October 31, 1999 and 1998 (unaudited)..............................4

         Consolidated Statements of Shareholders (Deficiency) Equity for
           the three months ended October 31, 1999 (unaudited)................5

         Consolidated Statements of Cash Flows for the three months ended
           October 31, 1999 and 1998 (unaudited)..............................6

         Notes to the Consolidated Financial Statements (unaudited)...........7

         Management's Discussion and Analysis or Plan of Operations...........8

PART II. Other Information...................................................12

         Signatures..........................................................13

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                  at October 31,    at July 31,
                                                                       1999            1999*
                                                                  --------------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents, (including restricted cash
    of $75,000 in 1999 and 1998) ..............................      $    108        $     86
  Accounts receivable, net ....................................           132             112
  Inventory ...................................................            41              49
  Prepaid expenses and other current assets ...................           119             132
                                                                     --------        --------
    Total current assets ......................................           400             379
Property and equipment, net ...................................           133             152
Capitalized content costs, net ................................           172             195
Other assets ..................................................           141             151
                                                                     --------        --------
    Total assets ..............................................      $    846        $    877
                                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable ............................................      $    823        $    876
  Accrued expenses ............................................           470             401
  Capital leases, current portion .............................             1               8
  Unearned revenue ............................................           618             684
  Convertible notes payable, ($1,700,001 net of $119,333
    of discount at October 31, 1999; and $1,400,001 net
    of $139,000 of discount at July 31, 1999) .................         1,581           1,261
                                                                     --------        --------
    Total current liabilities .................................         3,493           3,230
Capital leases, long term portion .............................             3               4
                                                                     --------        --------
    Total liabilities .........................................         3,496           3,234
                                                                     --------        --------

Shareholders' Deficit
  Common Stock, $.0001 par value; authorized 15,000,000 shares, issued and outstanding 4,032,553 shares at October 31,1999
    and 3,775,886 shares at July 31, 1999 .....................            --              --
  Additional paid-in capital ..................................        11,324          11,118
  Accumulated deficit .........................................       (13,974)        (13,475)
                                                                     --------        --------
    Shareholders' Deficit .....................................        (2,650)         (2,357)
                                                                     --------        --------
Total liabilities and shareholders' deficit ...................      $    846        $    877
                                                                     ========        ========

*Derived from the Form 10-KSB

       The accompanying notes are an integral part of these consolidated balance sheets.

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                       Three months ended
                                                    October 31,     October 31,
                                                       1999            1998
                                                    -----------     -----------

Sales ........................................      $       660     $     1,148
Cost of sales ................................              284             529
                                                    -----------     -----------
Gross profit .................................              376             619

Selling expenses .............................              205             426
General and administrative expenses ..........              377             315
                                                    -----------     -----------
Loss from operations .........................             (206)           (122)
                                                    -----------     -----------
Other (expense), net .........................             (293)           (156)

                                                    -----------     -----------
Net loss .....................................      $      (499)    $      (278)
                                                    ===========     ===========

Net loss per share: Basic and Diluted ........      $     (0.13)    $     (0.07)
                                                    ===========     ===========

Weighted average number of shares outstanding:
  Basic and Diluted ..........................        3,901,433       3,775,886
                                                    ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                      KIDEO PRODUCTIONS, INC.AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY
                                   (unaudited)
                 (Dollas in thousands except per share amounts)

                                                                                              Additional               Shareholders'
                                                   Preferred   Stock        Common Stock       Paid-in    Accumulated  (Deficiency)
                                                     Shares    Amount    Shares      Amount    Capital      Deficit       Equity
                                                   ---------------------------------------------------------------------------------
Balance at July 31, 1999 ........................      (0)     $  --    3,775,886    $  --     $11,118     $(13,475)     $(2,357)
                                                   ---------------------------------------------------------------------------------
Discount to fair market value of the August 1999,
  convertible notes payable on the conversion to
  common stock ..................................      --         --           --       --         173           --          173
Issuance of warrants in connection
  with the August 1999, Financing ...............      --         --           --       --          30           --           30
Issuance of warrants for commission in
  connection with the August 1999, Financing ....      --         --           --       --           3           --            3
Conversion of warrants to common stock ..........      --         --      256,667       --          --
Net loss ........................................      --         --           --       --          --         (499)        (499)
                                                   ---------------------------------------------------------------------------------
Balance at October 31, 1999 .....................      (0)     $  --    4,032,553    $  --     $11,324     $(13,974)     $(2,650)
                                                   ---------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

                     KIDEO PRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                       Three months ended
                                                                 October 31,1999   October 31,1998
                                                                 ---------------   ---------------
Cash flows from operating activities:
  Net loss ...............................................            $(499)            $(278)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization of operating assets ....               42                91
    Amortization of loan discount and deferred debt costs                82               129
    Discount on issuance of convertible notes issued .....              173                --
    Effect of changes in operating assets and liabilities:
      Accounts receivable ................................              (20)             (423)
      Inventory ..........................................                8                15
      Prepaid expenses and other current assets ..........               12                11
      Other assets .......................................              (13)              (67)
      Accounts payable ...................................              (53)              (18)
      Accrued expenses ...................................               69               156
      Unearned revenue ...................................              (66)              715
                                                                      -----             -----
  Net cash (used in) provide by operating activities .....             (265)              331
                                                                      -----             -----

Cash flows from investing activities:
  Purchase of property and equipment .....................               --               (39)
                                                                      -----             -----
  Net cash used in investing activities ..................               --               (39)
                                                                      -----             -----

Cash flows from financing activities:
  Proceeds from convertible debt, net ....................              294                --
  Principal payments on convertible debt .................               --              (167)
  Principal payments on capital leases ...................               (7)              (12)
                                                                      -----             -----
  Net cash provided by (used in) financing activities ....              287              (179)
                                                                      -----             -----
Net increase in cash .....................................               22               113
Cash and cash equivalents at  the beginning of the period                86                82
                                                                      -----             -----
Cash and cash equivalents at the end of the period .......            $ 108             $ 195
                                                                      =====             =====

       The accompanying notes are an integral part of these consolidated financial statements.

                             KIDEO PRODUCTIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments, necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended July 31, 1999 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Note 2.

On August 27, 1999, the Company entered into a Note and Warrant Purchase Agreement. In consideration for $300,000, the Company issued, (1) a convertible note having a principal amount of $300,000 due at various times through August 31, 2000 and (2) warrants to purchase an aggregate of 300,000 shares of Common Stock of the Company, exercisable through August 31, 2004 at an exercise price of $.80 per share. The fair market value of the warrants were treated as additional discount on the issuance of the note and accordingly are netted against the principal amount outstanding and amortized over the life of the debt. The discount of the beneficial conversion feature of the notes was expensed at issuance. The Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the underlying securities of this agreement and such registration statement was declared effective on November 30, 1999.

Note 3.

On September 17, 1999, in a cashless conversion of warrants to purchase 550,000 shares of Common Stock, the Company issued 256,667 shares of Common Stock to certain shareholders.

                             KIDEO PRODUCTIONS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company has incurred substantial operating losses since its inception, resulting in an accumulated deficit of approximately $13,974,000 as of October 31, 1999. The Company believes that it will continue to operate at a loss until such time as when its operations generate sufficient revenues to cover its costs. The report of independent public accountants on the Company's consolidated financial statements for the fiscal year ended July 31, 1999 contains an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Three month comparisons: Comparison of the quarter period August 1, 1999 through October 31, 1999, ("Current Quarter") against the period begun August 1, 1998 through October 31, 1998 ("Prior Quarter"):

Sales: Sales decreased 43% in the Current Quarter to $660,000 as compared to $1,148,000 in the Prior Quarter. Direct to consumer sales decreased in the Current Quarter 28% to $321,000 while vendor-based sales (catalog, mail order houses and television shopping networks) decreased 52% to $337,000. Sales decreased in all categories primarily do to the lack of current promotions on the shopping networks and direct to the consumer TV advertising as compared to the Prior Quarter that had such promotions for the then newly licensed Barney tape.

Personalized tape sales were down 41% to $590,000 in the Current Quarter as compared to $1,003,000 in the Prior Quarter and accounted for 89% of total sales. Direct to consumer tape sales decreased 23% from the Prior Quarter to $263,000 and vendor-based tape sales decreased 51% from the Prior Quarter to $327,000.

Personalized book and sticker sales were $48,000 and $15,000, respectively in the Current Quarter as compared to $102,000 and $42,000 in the Prior Quarter. Sales of ancillary products have not been significant to date.

Cost of Sales: The Company had a gross profit of 57% or $376,000 in the Current Quarter as compared to 54% in the Prior Quarter. Continued inventory controls, improved manufacturing process and lower volumes reduced the cost of raw materials and direct labor. Fixed costs decreased $37,000 or 25% in the Current Quarter as compared to the Prior Quarter. These reductions were in depreciation of $21,000, payroll and related expenses of $16,000, manufacturing expenses of $8,000, content amortization costs of $4,000 and creative expenses of $4,000. These decreases were partially offset by an increase in facility expense of $18,000. Royalty expense decreased in the Current Quarter by 29% or $116,000 to $83,000, which is directly attributed to the reduced sales volume.

Selling expenses: Selling expenses decreased $221,000 or 52% to $205,000 for the Current Quarter from $426,000 in the Prior Quarter. The decreases, mostly due to volume related expenses, were in shipping of $57,000, commission of $19,000, and prepaid kit expenses of $24,000. Media and promotional expenses related to direct-sales decreased $136,000 in the Current Quarter as compared to the Prior Quarter. These decreases were partially offset by an increase in customer service related expenses of $22,000.

General and administrative expenses: The Company's general and administrative expenses increased $62,000 or 20% to $377,000 in the Current Quarter from $315,000 in the Prior Quarter. Increases in related payroll and payroll expenses of $6,000 and overall infrastructure expenses of $36,000 for rent and telephone were due to Company expansion. Website expenses and maintenance increased $25,000 as the Company continues to develop its new website. Professional expenses increased $32,000 as a direct result of the Company's continuing need for additional financings. These increases were offset by decreases in product development of $23,000 and depreciation of $14,000.

Operating loss: The loss from operations was $206,000 in the Current Quarter as compared to an operating loss in the Prior Quarter of $122,000.

Management continues to pursue strategic marketing alliances with the intent of reducing its financial risk in direct-to-consumer promotions and to develop a broader based distribution for the Company's products. There can be no assurances that these objectives will continue to be achieved.

Other (expense): The Current Quarter reflects an expense of $293,000 which is primarily due to amortization of discount and deferred debt expense of the convertible debt in regard to the May 1999 and August 1999, Financings along with debt and lease interest expenses over interest income.

Net loss: The net loss in the Current Quarter was $499,000 or $0.13 basic and diluted loss per share on 3,901,433 average shares of common stock outstanding, as compared to the Prior Period net loss of $278,000 or $0.07 basic and diluted loss per share on 3,775,866 average shares of common stock outstanding.

Liquidity and Capital Resources

The Company's net cash used in operations for the Current Quarter was $265,000 as compared to $331,000 provided by operations in the Prior Quarter. There were no investments in capital projects or content costs by the Company in the Current Quarter. In August 1999, the Company closed an additional $300,000 of financing with the proceeds being used for working capital.

The Company's capital requirements in connection with its development of new product, infrastructure and marketing activities have been and continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that anticipated revenues from operations and its current cash and cash equivalent balances, may not be sufficient to fund the Company's operations and capital requirements for the foreseeable future. The Company is currently seeking additional financing. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

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

August 1999 Financing

On August 27, 1999, the Company entered into a Note and Warrant Purchase Agreement (the "August 1999 Financing"). In consideration for $300,000 the Company issued, (1) a convertible note having a principal amount of $300,000 due at various times through August 31, 2000 and (2) warrants to purchase an aggregate of 300,000 shares of Common Stock of the Company, exercisable through August 31, 2004 at an exercise price of $.80 per share. The fair market value of the warrants were treated as additional discount on the issuance of the note and accordingly are netted against the principal amount outstanding and amortized over the life of the debt. The discount resulting from the beneficial conversion feature of the note was expensed at issuance. The funds were applied towards prior payables and working capital. The Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the underlying securities of this agreement and such registration statement was declared effective on November 30, 1999.

Year 2000 Compliance

The failure of our internal systems, or any material third-party systems, to be Year 2000 compliant could have a material and adverse effect on our business, results of operations and financial condition. We reviewed Year 2000 readiness disclosure statements prepared by the United States Postal Service, our mail carrier, and Pitney Bowes, which maintains our postage equipment, and they are Year 2000 compliant.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There have been no material changes in the litigation reported in the Company's annual report on Form 10-KSB for the year ended July 31, 1999 as filed.

Item 2. Changes in Securities and Use of Proceeds

      On August 27, 1999, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with White Ridge Investments, Ltd. (the "Purchaser"). Pursuant to the Purchase Agreement, the Company agreed to sell, and the Purchaser agreed to buy, for consideration of $300,000 in cash, (1) a convertible note having a principal amount of $300,000 due at various times through August 31, 2000 and (2) warrants to purchase an aggregate of 300,000 shares of common stock of the Company, par value $.0001 per share (the "Common Stock"), exercisable through August 31, 2004 at an exercise price of $0.80 per share.

      The notes bear interest at the rate of 10% per annum and are convertible into shares of Common Stock at $.80 per share (a total of 375,000 shares of the Common Stock). Payment under the notes is secured by all of the assets of the Company.

      The notes and warrants were issued by the Company without registration pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

      The Company has filed a registration statement with respect to the shares of Common Stock underlying (1) the notes and warrants sold pursuant to the Purchase Agreement, (2) warrants issued as a fee in connection with the Purchase Agreement and (3) other warrants issued as a result of consulting agreements.

      Gerard, Klauer, Mattison & Co. acted as placement agent for the Company in connection with the transactions described above and received warrants to purchase 3,000 shares of the Common Stock at an exercise price of $.80 per share.

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

Kideo Productions, Inc.


Date: December 14, 1999                 By: /s/ Richard L. Bulman
                                            ------------------------------------
      Richard L. Bulman President & Chief Executive Officer
      (Principal Executive Officer)


Date: December 14, 1999                 By: /s/ Richard D. Bulman
                                            ------------------------------------
      Richard D. Bulman
      Secretary & Chief Financial Officer (Principal Financial Officer)