Form 10QSB
period 2000-01-31
KIDEO PRODUCTIONS INC
filed 2000-03-23
CIK 946073

United States
                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000
                               ----------------

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

As of March 23, 2000, 4,318,322 shares of the issuer's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

      This report contains 14 pages

                             KIDEO PRODUCTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I Financial Information:                                           Page No.

       Consolidated Balance Sheets as of January 31, 2000 (unaudited)
        and July 31, 1999...................................................   3

       Consolidated Statements of Operations for the three and six
        months ended January 31, 2000 and 1999 (unaudited)..................   4

       Consolidated Statement of Shareholders (Deficiency) Equity for
        the six months ended January 31, 2000 (unaudited)...................   5

       Consolidated Statement of Cash Flows for the six months ended
        January 31, 2000 and 1999 (unaudited)...............................   6

       Notes to the Consolidated Financial Statements (unaudited)...........   7

       Management's Discussion and Analysis or Plan of Operation............   8

PART II. Other Information..................................................  13

       Signatures...........................................................  14

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                     at January 31,    at July 31,
                                                                           2000           1999*
                                                                     -----------------------------
ASSETS
Current Assets:
   Cash and cash equivalents (including restricted cash of $75,000
   at January 31, 2000 and July 31, 1999) .............................   $     83      $     86
   Accounts receivable trade ..........................................         14           112
   Inventory ..........................................................         36            49
   Prepaid expenses ...................................................         85           132
                                                                          ----------------------
     Total current assets .............................................        218           379
Property and equipment, net ...........................................        113           152
Capitalized content costs, net ........................................        105           195
Other assets ..........................................................        118           151
                                                                          ----------------------
     Total assets .....................................................   $    554      $    877
                                                                          ======================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable ...................................................   $    688      $    876
   Accrued expenses ...................................................        533           401
   Capital leases, current portion ....................................          1             8
   Unearned revenue ...................................................        521           684
   Convertible notes payable ($1,700,001 net of $66,000 discount at
   January 31, 2000 and $1,400,000 net of $139,000 of discount
   at July 31, 1999) ..................................................      1,634         1,261
                                                                          ----------------------
     Total current liabilities ........................................      3,377         3,230
Capital leases, long term portion .....................................          2             4
                                                                          ----------------------
     Total liabilities ................................................   $  3,379      $  3,234
                                                                          ----------------------

Shareholders'  Equity

   Common Stock, $.0001 par value; authorized 15,000,000 shares, issued and outstanding 4,318,322 shares at January 31, 2000
   and 3,775,886 shares July 31, 1999 .................................         --            --
   Additional paid-in capital .........................................     11,547        11,118
   Accumulated deficit ................................................    (14,372)      (13,475)
                                                                          ----------------------
   Shareholders' Deficiency ...........................................     (2,825)       (2,357)
                                                                          ----------------------
     Total liabilities and shareholders' deficit ......................   $    554      $    877
                                                                          ======================

*     Derived from the Form 10-KSB

                            See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                   Three months ended            Six months ended
                                               January 31,    January 31,    January 31,    January 31,
                                                   2000           1999           2000           1999
                                              ---------------------------------------------------------

Sales .....................................   $       948    $     1,957    $     1,608    $     3,105
Cost of sales .............................           455            769            739          1,298
                                              --------------------------    --------------------------

Gross profit ..............................           493          1,188            869          1,807

Selling expenses ..........................           448            647            653          1,073
General and administrative expenses .......           404            378            781            693
                                              --------------------------    --------------------------
(Loss) income from operations .............          (359)           163           (565)            41
Other (expense), net ......................          (122)          (153)          (415)          (309)
                                              --------------------------    --------------------------
(Loss) income before tax benefit
   and extraordinary item .................          (481)            10           (980)          (268)
Tax benefit ...............................            29             --             29             --
                                              --------------------------    --------------------------
(Loss) income before extraordinary item ...          (452)            10           (951)          (268)
Extraordinary item-gain on extinguishment
   of debt, net of taxes ..................            54             --             54              0
                                              --------------------------    --------------------------
Net (loss) income .........................   $      (398)   $        10    $      (897)   $      (268)
                                              ==========================    ==========================

Net loss per share, basic and diluted:

   Before tax benefit
   and extraordinary item .................   $     (0.12)   $      0.00    $     (0.24)   $     (0.07)
                                              ==========================    ==========================
   Net of extraordinary item ..............   $     (0.10)   $      0.00    $     (0.22)   $     (0.07)
                                              ==========================    ==========================

Weighted average number of shares
   outstanding Basic and Diluted ..........     4,178,634      3,775,886      4,040,032      3,775,886
                                              ===========    ===========    ===========    ===========

                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY) EQUITY
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                                          Additional               Shareholders'
                                                     Preferred Stock        Common Stock    Paid-in   Accumulated  (Deficiency)
                                                    Shares     Amount      Shares  Amount   Capital     Deficit       Equity
                                                    ===========================================================================
Balance at July 31, 1999 ..........................     (0)  $     --   3,775,886    $ --   $11,118    $(13,475)     $(2,357)
                                                    ===========================================================================

Discount to fair market value of the August 1999,
   convertible notes payable on the conversion to
   common stock ...................................     --         --          --      --       173          --          173

Issuance of warrants in connection
   with the August 1999, Financing ................     --         --          --      --        33          --           33

Conversion of warrants to common stock ............     --         --     263,059      --        --

Conversion of debt to common stock ................     --                279,377      --       223          --          223

Net loss ..........................................     --         --          --      --        --        (897)        (897)

                                                    ===========================================================================
Balance at January 31, 2000 .......................     (0)  $     --   4,318,322    $ --   $11,547    $(14,372)     $(2,825)
                                                    ===========================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                        Six months ended
                                                                    January 31,   January 31,
                                                                       2000          1999
                                                                     ----------------------
Cash flows from operating activities:
      Net loss ...................................................   $   (897)     $   (268)
      Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
       Depreciation and amortization of operating assets .........        129           442
        Amortization of loan discount and deferred debt costs ....        166            --
       Effect of changes in operating assets and liabilities:
        Accounts receivable ......................................         98           (18)
        Inventory ................................................         13           (10)
        Prepaid expenses and other current assets ................         47            34
        Other assets .............................................        (21)          (38)
        Accounts payable .........................................        118            26
        Accrued expenses .........................................        221           342
        Unearned revenue .........................................       (163)           12
                                                                     ----------------------
          Net cash (used in) provided by operating activities ....       (289)          522
                                                                     ----------------------

Cash flows from investing activities:
      Purchase of property and equipment .........................         --          (101)
                                                                     ----------------------
          Net cash used in investing activities ..................         --          (101)
                                                                     ----------------------

Cash flows from financing activities:
      Proceeds from convertible debt, net ........................        294            --
      Principal payments on capital leases .......................         (8)          (30)
      Principal payments on convertible debt .....................         --          (373)
                                                                     ----------------------
          Net cash provided by (used in) financing activities ....        286          (403)
                                                                     ----------------------
Net (decrease) increase in cash and cash equivalents .............         (3)           18
Cash and cash equivalents at  the beginning of the period ........         86            82
                                                                     ----------------------
Cash and cash equivalents at the end of the period ...............   $     83      $    100
                                                                     ======================

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.

      The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments, necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the six months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

      The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended July 31, 1999 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Note 2.

      The Company has incurred substantial operating losses since its inception, resulting in an accumulated deficit of approximately $14,372,000 as of January 31, 2000. The Company believes that it will continue to operate at a loss until such time as when its operations generate sufficient revenues to cover its costs. The report of independent public accountants on the Company's consolidated financial statements for the fiscal year ended July 31, 1999 contains an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 3.

      On September 17, 1999 and October 1, 1999, in a cashless conversion of warrants to purchase 550,000 shares of Common Stock, the Company issued 263,059 shares of Common Stock to certain shareholders.

Note 4.

      On December 17, 1999, the Company issued 279,377 shares of Common Stock to one vendor in exchange for payment in full of an outstanding accounts payable balance along with accrued interest.

      The extinguishment of the debt resulted in an extraordinary gain due to the excess of the total amount due over the fair value of the shares of Common Stock on the date of issuance.

Note 5.

      Due to continued depressed operating results, the Company's working capital was not sufficient to meet its debt service needs. Consequently, on September 30, 1999 and December 31, 1999 the Company was unable to and did not make interest payments due on certain promissory notes issued in May 1999 and August 1999. The interest payments due on the May notes and the August notes were $65,534 and $20,164, respectively. Additionally, the Company has failed to make principal payments due at February 15, 2000 and March 15, 2000 of $225,000 per payment on the May notes. Therefore, the respective financings are currently in default.

      Pursuant to the terms of the notes, upon the event of default, the entire indebtedness and accrued interest, at the option of the holder, will become immediately due and payable. In addition, the Company has signed a security agreement whereby the noteholders were granted a security interest in all of the Company's assets. To date no action has been taken by the noteholders in regard to the default on the May and August notes.

                             KIDEO PRODUCTIONS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The Company was organized in August 1993 to develop, manufacture and market personalized videos for children. The process of mass-producing individual videos featuring a subject's likeness and spoken name was developed internally by the Company. The Company claims proprietary rights in its technologies and productions process. In April 1997, the Company was issued a U.S. patent relating to its digital process (Patent No. 5,523,587). Since its inception the Company has expanded its personalized product line to include books, stickers, posters and calendars featuring licensed and proprietary characters in some products.

The Company has incurred substantial operating losses since its inception, resulting in an accumulated deficit of approximately $14,372,000 as of January 31, 2000. The Company believes that it will continue to operate at a loss until such time as when its operations generate sufficient revenues to cover its costs. The report of independent public accountants on the Company's consolidated financial statements for the fiscal year ended July 31, 1999 contains an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Six month comparisons: Comparison of the six month fiscal period from August 1, 1999 through January 31, 2000, ("Current Period") against the six month fiscal period from August 1, 1988 through January 31, 1999, ("Prior Period"):

Sales: Sales decreased 48% in the Current Period to $1,608,000 as compared to $3,105,000 in the Prior Period. Direct to consumer sales decreased in the Current Period 41% or a decrease of $640,000 to $917,000 while vendor-based sales (catalog, mail order houses and television shopping networks) decreased 55% or $857,000 to $691,000 in the Current Period. As compared to the Prior Period, which had promotions for the then newly licensed Barney tape, sales decreased in all categories due to the Company's lack of available working capital, and consequently, the Company's inability to produce new products or incur costs for current promotions on the shopping networks and direct to the consumer TV advertising.

Personalized tape sales were down 46% to $1,411,000 in the Current Period as compared to $2,631,000 in the Prior Period and accounted for 88% of total revenue. Direct to consumer tape sales decreased 37% from the Prior Period to $757,000 and vendor-sourced tape sales decreased 54% from the Prior Period to $654,000.

Personalized book, sticker, calendar and poster sales decreased 58% or $276,000 from the Prior Period to $196,000 in the Current Period. Sales of ancillary products were less then 1% and have not been significant to date.

Cost of Sales: The Company had a gross profit of 54% or $869,000 in the Current Period as compared to 58% in the Prior Period. Continued inventory controls, improved manufacturing process and lower volumes reduced the cost of raw materials and direct labor. Fixed costs decreased $82,000 or 23% in the Current Period as compared to the Prior Period as a direct result of lower volumes. These reductions were in depreciation of $47,000, payroll and related expenses of $45,000, manufacturing expenses of $16,000, and creative expenses of $5,000. These decreases were partially offset by an increase in facility expense of $21,000 and content amortization costs of $9,000. Royalty expense decreased in the Current Period by 31% or $92,000 to $205,000, which is directly attributed to the reduced sales volume offset by the monthly write-off of the Disney royalty advance, which is due to expire April 30, 2000.

Selling expenses: Selling expenses decreased $420,000 or 39% for the Current Period to $653,000 as compared to $1,073,000 in the Prior Period. The decrease was mostly due to volume related expenses in shipping of $160,000, sales and fulfillment related expenses of $91,000 and $191,000 in media and promotional expenses. These decreases were partially offset by an increase in customer service expense of $23,000.

General and administrative expenses: The Company's general and administrative expenses increased $88,000 or 13% to $781,000 in the Current Period from $693,000 in the Prior Period. Increased expenses included overall infrastructure expenses of $62,000 for rent, telephone and supplies; professional fees of $48,000 and website development and maintenance expense, as the Company continues to develop its new website of $30,000. These expenses were offset by decreases in depreciation of $12,000, development expense of $28,000 and payroll and related payroll expenses of $15,000.

Operating loss: The loss from operations was $565,000 in the Current Period as compared to an operating profit of $41,000 in the Prior Period.

Management continues to pursue strategic marketing alliances with the intent of reducing its financial risk in direct-to-consumer promotions and to develop a broader based distribution for the Company's products. There can be no assurances that these objectives will continue to be achieved.

Other (expense): The Current Period reflects a net expense of $415,000 which is primarily due to amortization of discount and deferred debt expense of the convertible debt in regard to the May 1999 and the August 1999, Financings along with debt and lease interest expenses over interest income.

Extraordinary item: The Company issued shares of Common Stock in exchange for payment in full of an outstanding accounts payable balance and accrued interest. The gain represents the excess of the debt over the value of the shares of Common Stock at the date of issuance.

Net loss: The net loss in the Current Period was $897,000 or $0.22 basic and diluted loss per share, net of extraordinary item, on 4,040,032 average shares of common stock outstanding, as compared to the Prior Period net loss of $268,000 or $0.07 basic and diluted loss per share on 3,775,886 average shares of common stock outstanding.

Three-month comparison: Comparison of the quarter from November 1, 1999 through January 31, 2000, ("Current Quarter") against the quarter from November 1, 1998 through January 1, 1999 ("Prior Quarter"):

Sales: Sales decreased 52% in the Current Quarter to $948,000 as compared to $1,957,000 in the Prior Quarter. Sales decreases were seen from all sources across the board. Direct to the consumer sales decreased $515,000, or 46% to $596,000 in the Current Quarter from Prior Quarter sales of $1,111,000. Vender-sourced sales decreased 58% to $352,000 in the Current Quarter as compared to $846,000 in the Prior Quarter.

As compared to the Prior Quarter, which had promotions for the then newly licensed Barney tape, sales decreased in all categories due to the Company's lack of available working capital, and consequently, the Company's inability to produce new products or incur costs for current promotions on the shopping networks and for direct to the consumer TV advertising.

In the Current Quarter, tape sales decreased 50% or $808,000 to $820,000 as compared to the Prior Quarter and represented 86% of total revenue for the period. Direct to consumer tape sales decreased 43% or $366,000 to $493,000 and vender-sourced sales decreased 57% or $442,000 to $327,000

Personalized book, sticker, calendar and poster sales decreased $201,000 or 61% to $126,000 in the Current Quarter. Sales of ancillary products were less then 1% and have not been significant to date.

Cost of Sales: The Company had a gross profit of 52% or $493,000 in the Current Quarter as compared to 61% in the Prior Quarter. Continued inventory controls, improved manufacturing process and decreases in volume have reduced the cost of raw materials and direct labor expense. At lower volumes the gross profit percent will continue to decrease. Fixed costs decreased $46,000 or 21% in the Current Quarter as compared to the Prior Quarter as a direct result of lower volumes. The decreased expenses were in payroll and related expense of $29,000, manufacturing expenses of $7,000 and depreciation expense of $26,000. These decreases were offset by increases in content amortization costs of $13,000 and facility expense of $6,000. Royalty expense for the Current Quarter decreased $59,000 to $122,000, which is primarily due to the lower sales volume offset by a monthly charge for the Disney royalty advance, which is due to expire at April 30, 2000.

Selling expenses: Selling expenses decreased $199,000 or 31% for the Current Quarter from $647,000 in the Prior Quarter. The decrease was mostly due to volume related expenses in shipping of $105,000 and selling and related expenses of $45,000. In addition, media and promotional costs decreased $58,000 in the Current Quarter over the Prior Quarter. These decreases were partly offset by an increase in customer service expenses of $5,000.

General and administrative expenses: The Company's general and administrative expenses increased $26,000 or 7% to $404,000 in the Current Quarter from $378,000 in the Prior Quarter. Increases were in professional fees of $17,000, website design of $6,000 and overall infrastructure expenses due to company expansion of $27,000 inclusive of rent, telephone and supplies. These expenses were offset by decreases in payroll and related payroll expense of $20,000 and development expense of $5,000 in the Current Quarter as compared to the prior period.

Operating loss: The loss from operations was $359,000 in the Current Quarter as compared to an operating profit in the Prior Quarter of $163,000.

Other (expense): The Current Quarter reflects a net expense of $122,000 which is primarily due to amortization of discount and deferred debt expense of the convertible debt in regard to the May 1999 and the August 1999, Financings along with debt and lease interest expenses over interest income.

Extraordinary item: The Company issued shares of Common Stock in exchange for payment in full of an outstanding accounts payable balance and accrued interest. The gain represents the excess of the debt over the value of the shares of Common Stock at the date of issuance.

Net loss: The net loss in the Current Quarter was $398,000 or $0.10 basic and diluted loss per share, net of extraordinary item, on 4,178,634 average shares of common stock outstanding, as compared to the Prior Quarter net income of $10,000, or $0.00 basic and diluted loss per share on 3,775,886 average shares of common stock outstanding.

Liquidity and Capital Resources

The Company's net cash used in operations for the Current Quarter was $300,000 as compared to $522,000 provided by operations in the Prior Period. There were no investments in capital projects or content costs by the Company in the Current Period. In August 1999, the Company closed an additional $300,000 of financing with the proceeds used for working capital. As of January 31, 2000 the Company had a working capital deficiency of $3,159,000.

The Company's capital requirements in connection with its development of new product, infrastructure and marketing activities have been and continue to be significant. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that anticipated revenues from operations and its current cash and cash equivalent balances, are not sufficient to fund the Company's operations and capital requirements. The Company is currently seeking additional financing. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing stockholders will provide any portion of the Company's financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company as currently needed, on commercially reasonable terms, or at all.

Due to continued depressed operating results, the Company's working capital was not sufficient to meet its debt service needs. Consequently, on September 30, 1999 and December 31, 1999 the Company was unable to and did not make interest payments due on certain promissory notes issued in May 1999 and August 1999. The interest payments due on the May notes and the August notes were $65,534 and $20,164, respectively. Additionally, the Company has failed to make principal payments due at February 15, 2000 and March 15, 2000 of $225,000 per payment on the May notes. Therefore, the respective financings are currently in default.

Pursuant to the terms of the notes, upon the event of default, the entire indebtedness and accrued interest, at the option of the holder, will become immediately due and payable. In addition, the Company has signed a security agreement whereby the noteholders were granted a security interest in all of the Company's assets. To date no action has been taken by the noteholders in regard to the default on the May and August notes.

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

August 1999 Financing

On August 27, 1999, the Company entered into a Note and Warrant Purchase Agreement (the "August 1999 Financing"). In consideration for $300,000 the Company issued, (1) a convertible note having a principal amount of $300,000 due at various times through August 31, 2000 and (2) warrants to purchase an aggregate of 300,000 shares of Common Stock of the Company, exercisable through August 31, 2004 at an exercise price of $.80 per share. The fair market value of the warrants were treated as additional discount on the issuance of the note and accordingly are netted against the principal amount outstanding and amortized over the life of the debt. The discount resulting from the beneficial conversion feature of the note was expensed at issuance. The funds were applied towards prior payables and working capital. The Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the underlying securities of this agreement and such registration statement was declared effective on November 30, 1999. The Company has failed to make the September 30, 1999 and the December 31, 1999 interest payments on the August 1999 Financing and is currently in default. Upon the event of default, the entire indebtedness and accrued interest may become immediately due and payable. In addition, the Company has signed a security agreement whereby the secured debt owners were granted a security interest in all of the Company's assets. To date no action has been taken by the owners of the secured debt in regard to the default on the August 1999 Financing.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There have been no material changes in the litigation reported in the Company's annual report on Form 10-KSB for the year ended July 31, 1999 as filed.

Item 2. Changes in Securities and the Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      Due to continued depressed operating results, the Company's working capital was not sufficient to meet its debt service needs. Consequently, on September 30, 1999 and December 31, 1999 the Company was unable to and did not make interest payments due on certain promissory notes issued in May 1999 and August 1999. The interest payments due on the May notes and the August notes were $65,534 and $20,164, respectively. Additionally, the Company has failed to make principal payments due at February 15, 2000 and March 15, 2000 of $225,000 per payment on the May notes. Therefore, the respective financings are currently in default.

      Pursuant to the terms of the notes, upon the event of default, the entire indebtedness and accrued interest, at the option of the holder, will become immediately due and payable. In addition, the Company has signed a security agreement whereby the noteholders were granted a security interest in all of the Company's assets. To date no action has been taken by the noteholders in regard to the default on the May and August notes.

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

                                         Kideo Productions, Inc.


Date: March 23, 2000                     By: /s/ Richard L. Bulman
                                             -----------------------------------
                                             Richard L. Bulman
                                             President & Chief Executive Officer
                                             (Principal Executive Officer)


Date: March 23, 2000                     By: /s/ Richard D. Bulman
                                             -----------------------------------
                                             Richard D. Bulman
                                             Secretary & Chief Financial Officer
                                             (Principal Financial Officer)