Form 10QSB
period 2000-04-30
KIDEO PRODUCTIONS INC
filed 2000-06-19
CIK 946073

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended: April 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to ______________________

                        Commission file number 0-28158.

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

                  611 Broadway, Suite 523, New York, New York
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  212-505-6605
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
      (Former Name, Address and Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 19, 2000 4,318,322 shares of the issuer's common stock were oustanding.

                             KIDEO PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                       at April 30,    at July 31,
                                                                           2000           1999*
                                                                       ---------------------------
ASSETS
Current Assets:
    Cash and cash equivalents (including restricted cash of $75,000
    at April 30, 2000 and July 31, 1999) ...........................   $       83      $     86
    Accounts receivable trade ......................................            3           112
    Inventory ......................................................           31            49
    Prepaid expenses ...............................................           47           132
                                                                       ---------------------------
      Total current assets .........................................          164           379
Property and equipment, net ........................................           93           152
Capitalized content costs, net .....................................           48           195
Other assets .......................................................           69           151
                                                                       ---------------------------
      Total assets .................................................   $      374      $    877
                                                                       ===========================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable ...............................................   $      989      $    876
    Accrued expenses ...............................................          672           401
    Capital leases, current portion ................................                          8
    Unearned revenue ...............................................          491           684
    Convertible notes payable ($1,700,001 net of $15,000 discount at
    January 31, 2000 and $1,400,000 net of $139,000 of discount
    at July 31, 1999) ..............................................        1,685         1,261
                                                                       ---------------------------
      Total current liabilities ....................................        3,837         3,230
Capital leases, long term portion ..................................           --             4
                                                                       ---------------------------
      Total liabilities ............................................   $    3,837      $  3,234
                                                                       ---------------------------

Shareholders' Deficit
    Common Stock, $.0001 par value; authorized 15,000,000 shares, issued and outstanding 4,318,322 shares at April 30, 2000
    and 3,775,886 shares at July 31, 1999 ..........................           --            --
    Additional paid-in capital .....................................       11,547        11,118
    Accumulated deficit ............................................      (15,010)      (13,475)
                                                                       ---------------------------
    Shareholders' Deficit ..........................................       (3,463)       (2,357)
                                                                       ---------------------------
      Total liabilities and shareholders' deficit ..................   $      374      $    877
                                                                       ===========================

*     Derived from the Form 10-KSB

                             See accompanying notes.

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                  Three months ended                  Nine months ended
                                              ----------------------------      ----------------------------
                                               April 30,        April 30,          April 30,      April 30,
                                                 2000             1999                2000          1999
                                              ----------------------------      ----------------------------
Sales ...................................     $       386      $       902      $     1,994      $     4,007
Cost of sales ...........................             283              532            1,022            1,831
                                              ----------------------------      ----------------------------

Gross profit ............................             103              370              972            2,176

Selling expenses ........................             184              391              837            1,464
General and administrative expenses .....             393              359            1,174            1,052
                                              -----------      -----------      -----------       ----------
Loss from operations ....................            (474)            (380)          (1,039)            (340)
Other expense, net ......................            (163)            (143)            (579)            (452)
                                              ----------------------------      ----------------------------
Loss before tax benefit
and extraordinary item ..................            (637)            (523)          (1,618)            (792)
Tax Benefit .............................                                                29
                                              ----------------------------      ----------------------------
Loss before extraordinary item ..........            (637)            (523)          (1,589)            (792)
Extraordinary item-gain on extinguishment
of debt, net of taxes ...................                                                54
                                              ----------------------------      ----------------------------
Net loss ................................     $      (637)     $      (523)     $    (1,535)     $      (792)
                                              ============================      ============================

Net Loss per share, basic & diluted:
Before tax benefit and extraordinary
Item ....................................     $     (0.15)     $     (0.14)     $     (0.39)     $     (0.21)
                                              ============================      ============================
Net Loss per share, basic & diluted......           (0.15)           (0.14)           (0.37)           (0.21)
                                              ============================      ============================
Weighted average number of shares
    outstanding basic and diluted .......       4,318,222        3,775,886      $ 4,131,441      $ 3,775,886
                                              ===========      ===========      ===========      ===========

                             See accompanying notes

                             KIDEO PRODUCTIONS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS (DEFICIENCY) EQUITY
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                 Common Stock         Additional                  Shareholders
                                           -----------------------      Paid-In     Accumulated   (Deficiency)
                                            Shares         Amount       Capital        Deficit       Equity
                                           =========     =========    ==========    ===========   ============
Balance at July 31, 1999 ..........        3,775,886     $      --     $  11,118     $ (13,475)    $  (2,357)
                                           =========     =========     =========     =========     =========

 Discount to fair market value of
 the August 1999, convertible notes
 payable on the conversion to
 common stock .....................                                          173                         173

 Issuance of warrants in connection
 with August 1999, Financing ......                                           33                          33

 Conversion of warrants to common
 stock ............................          263,059                                                      --

 Conversion of debt to common
 stock ............................          279,377                         223                         223

 Net Loss .........................                                                     (1,535)       (1,535)
                                           =========     =========     =========     =========     =========
Balance at April 30, 2000 .........        4,318,322     $      --     $  11,547     $ (15,010)    $  (3,463)
                                           =========     =========     =========     =========     =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                             KIDEO PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                 (Dollars in thousands except per share amounts)

                                                                                Nine months ended
                                                                              ----------------------
                                                                              April 30,    April 30,
                                                                                2000         1999
                                                                              ----------------------
Cash flows from operating activities:
           Net loss .....................................................     $(1,535)     $  (792)
           Adjustments to reconcile net loss to net cash provided by
           operating activities:
           Depreciation and amortization ................................         206          687
           Amortization of Loan Discount and Deferred Debt Costs ........         249           --
           Changes in operating assets and liabilities:
           Accounts receivable ..........................................         109         (121)
           Inventory ....................................................          18            2
           Prepaid expenses and other current assets ....................          85           42
           Other assets .................................................          82          (38)
           Accounts payable .............................................         419          189
           Accrued expenses .............................................         271          435
           Unearned revenue .............................................        (193)          80
                                                                              ----------------------
                 Net cash (used in) provided by ooperating activities            (289)         484
                                                                              ----------------------

Cash flows from investing activities:
           Purchase of property and equipment ...........................          --         (130)
                                                                              ----------------------
            Net cash used in investing activities .......................          --         (130)
                                                                              ----------------------

Cash flows from financing activities:
           Proceeds from Convertible debt, net ..........................         294           --
           Proceeds from short term debt ................................          (8)         100
           Principal payments on capital leases .........................          --          (44)
           Principal payments on convertible debt .......................          --         (373)
                                                                              ----------------------
            Net cash provided by (used in) financing activities .........         286         (317)
                                                                              ----------------------
Net (decrease) increase in cash and cash equivalents ....................          (3)          37
Cash and cash equivalents at  the beginning of the period ...............          86           82
                                                                              ----------------------
Cash and cash equivalents at the end of the period ......................     $    83      $   119
                                                                              ======================

                             See accompanying notes

                             KIDEO PRODUCTIONS, INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments, necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the nine months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended July 31, 1999 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Note 2.

The Company has incurred substantial operating losses since its inception, resulting in an accumulated deficit of approximately $15,010,000 as of April 30, 2000. The Company believes that it will continue to operate at a loss until such time as its operations generate sufficient revenues to cover its costs. The report of independent public accountants on the Company's consolidated financial statements for the fiscal year ended July 31, 1999 contains an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the company will continue as a going concern, while noting that the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

Note 3.

On September 17, 1999 and October 1, 1999, in a cashless conversion of warrants to purchase 550,000 shares of Common Stock, the Company issued 263,059 shares of common stock to certain shareholders.

Note 4.

On December 17, 1999, the Company issued 279,377 shares of Common Stock to one vendor in exchange for payment in full of an outstanding payable balance along with accrued interest. The extinguishment of the debt resulted in an extraordinary gain due to the excess of the total amount due over the fair value of the shares of Common Stock on the date of issuance.

Note 5.

Due to continued depressed operating results, the Company's working capital was not sufficient to meet its debt service needs. Consequently, on September 30, 1999, December 31, 1999 and March 31 2000 the Company was unable to and did not make interest payments due on certain promissory notes issued in May 1999 (the "May 1999 Notes") and August 1999 (the "August 1999 Notes"). The interest payments (including penalties for non-payment) due on the May notes and the August notes were $153,949 and $20,656 respectively. The principal on the May 1999 notes was due to be repaid in four payments commencing on February 15, 2000 and ending on May 15, 2000. The company failed to make any of the payments and the full principal amount of $1,400,000 plus accrued interest and penalties remain outstanding. The total liability relating to the May 1999 note is $1,553,950. Therefore, the respective financings are currently in default.

Pursuant to the terms of the notes, upon the event of default, the entire indebtness and accrued interest, at the option of the holder, will become immediately due and payable. In addition, the Company has signed a security agreement whereby the noteholders were granted a security interest in all of the Company's assets. To date no action has been taken by the noteholders in regard to the default on the May & August notes.

Subsequent Event

On May 5, 2000 the Company issued 625,000 shares of Common Stock and warrants to purchase a further 625,000 shares of the Company's Common Stock at $.40 per share for an aggregate consideration of $250,000. The Company used the proceeds from this financing as working capital for general corporate purposes.

The Company failed to make a principal repayment due on May 31, 2000 of $45,000 relating to the August 1999 note.

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

The Company has incurred substantial operating losses since its inception, resulting in an accumulated deficit of approximately $14,979,000 as of April 30, 2000. The Company believes that it will continue to operate at a loss until such time as when its operations generate sufficient revenues to cover its costs. The report of independent public accountants on the Company's consolidated financial statements for the fiscal year ended July 31, 1999 contains an explanatory paragraph stating that the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Nine month comparisons: Comparison of the nine month fiscal period from August 1, 1999 through April 30, 2000, ("Current Period") against the nine month fiscal period from August 1, 1988 through April 30, 1999, ("Prior Period"):

Sales: Sales decreased 50% in the Current Period to $1,994,000 as compared to $4,007,00 in the Prior Period. Direct to consumer sales decreased in the Current Period 41% or a decrease of $837,000 to $1,204,000 while vendor-based sales (catalog, mail order houses and television shopping networks) decreased 60% or $1,194,000 to $790,000 in the Current Period. Sales decreased in all categories primarily do to the lack of new products and no current promotions on the shopping networks or direct to the consumer TV advertising as compared to the Prior Period, which had such promotions for the then newly, licensed Barney tape.

Personalized tape sales were down 48% to $1,741,000 in the Current Period as compared to $3,414,000 in the Prior Period and accounted for 87% of total revenue. Direct to consumer tape sales decreased 36% from the Prior Period to $1,021,000 and vendor-sourced tape sales decreased 61% from the Prior Period to $719,000.

Personalized book, sticker, calendar and poster sales decreased 57% or $340,000 from the Prior Period to $253,000 in the Current Period. Sales of ancillary products were less then 1% and have not been significant to date.

Cost of Sales: The Company had a gross profit of 49% or $972,000 in the Current Period as compared to 54% in the Prior Period. The cost of raw materials and direct labor have decreased, due to significantly lower sales volumes. Fixed costs decreased $155,000 or 27% in the Current Period as compared to the Prior Period as a direct result of lower volumes. These reductions were in payroll and related expenses of $84,000, depreciation of $75,000, shipping expenses of $17,000, and creative expenses of $13,000. These decreases were partially offset by an increase in facility expense of $30,000. Royalty expense decreased in the Current Period by 31% or $127,000 to $279,000, which is directly attributed to the reduced sales volume offset by the monthly write-off of the Disney royalty advance, which expired on April 30, 2000.

Selling expenses: Selling expenses decreased $626,000 or 43% for the Current Period to $837,00 as compared to $1,464,000 in the Prior Period. The decrease was mostly due to volume related decline in sales and fulfillment related expenses of $325,000, shipping expenses of $200,000 and $110,000 in media and promotional expenses. These decreases were partially offset by an increase in customer service expense of $9,000.

General and administrative expenses: The Company's general and administrative expenses increased $122,000 or 12% to $1,174,000 in the Current Period from $1,053,000 in the Prior Period. Increased expenses included overall infrastructure expenses of $67,000 for rent, telephone and travel; professional fees of $40,000, website development and maintenance expense of $34,000, and development expense of $18,000. These expenses were offset by decreases in payroll and related expenses of $29,000, depreciation of $11,000.

Operating loss: The loss from operations was $1,535,000 in the Current Period as compared to an operating loss of $792,000 in the Prior Period.

Management continues to pursue strategic marketing alliances with the intent of reducing its financial risk in direct-to-consumer promotions and to develop a broader based distribution for the Company's products. There can be no assurances that these objectives will continue to be achieved.

Other (expense): The Current Period reflects an expense of $579,000 which is primarily due to amortization of discount and deferred debt expense of the convertible debt in regard to the May 1999 and the August 1999, Financings along with debt and lease interest expenses over interest income.

Net loss: The net loss in the Current Period was $1,535,000 or $0.37 basic and diluted loss per share on 4,131,441 average shares of common stock outstanding, as compared to the Prior Period net loss of $792,000 or $0.21 basic and diluted loss per share on 3,775,886 average shares of common stock outstanding.

Three-month comparison: Comparison of the quarter from February 1, 2000 through April 30, 2000, ("Current Quarter") against the quarter from February 1, 1999 through April 30, 1999 ("Prior Quarter"):

Sales: Sales decreased 57% in the Current Quarter to $386,000 as compared to $902,000 in the Prior Quarter. Sales decreases were seen from all sources across the board. Direct to the consumer sales decreased $200,000 or 41% to $287,000 in the Current Quarter from Prior Quarter sales of $487,000. Vender-sourced sales decreased 77% to $97,000 in the Current Quarter as compared to $415,000 in the Prior Quarter.

Sales decreased in all categories primarily do to the lack of new products and no current promotions on the shopping networks or direct to the consumer TV advertising as compared to the Prior Quarter.

In the Current Quarter, tape sales decreased 55% or $434,000 to $357,000 as compared to the Prior Quarter and represented 92% of total revenue for the period. Direct to consumer tape sales decreased 31% or $120,000 to $264,000 and vender-sourced sales decreased 77% or $314,000 to $93,000.

Personalized book, sticker, calendar and poster sales decreased $83,000 or 75% to $28,000 in the Current Quarter. Sales of ancillary products were less then 1% and have not been significant to date.

Cost of Sales: The Company had a gross profit of 27% or $103,000 in the Current Quarter as compared to 41% in the Prior Quarter. The cost of raw materials and direct labor have decreased, due to significantly lower sales volume. Fixed costs decreased $73,000 or 33% in the Current Quarter as compared to the Prior Quarter as a direct result of lower volumes. These reductions were in depreciation expense of $28,000, supervisory expense of $19,000 payroll and related expense of $12,000, and content amortization of $10,000. These decreases were offset by increases in facility expense of $7,000. Royalty expense for the Current Quarter decreased $35,000 to $74,000, which is primarily due to the lower sales volume offset by a monthly charge for the Disney royalty advance, which expired on April 30, 2000.

Selling expenses: Selling expenses decreased by $207,000 or 53% to $184,000 in the Current Quarter from $391,000 in the Prior Quarter. The decrease was mostly due to volume related reductions in and selling and related expenses of $120,000 and shipping expense of $35,000. In addition, media and promotional costs decreased $50,000 in the Current Quarter over the Prior Quarter.

General and administrative expenses: The Company's general and administrative expenses increased $34,000 or 9% to $393,000 in the Current Quarter from $360,000 in the Prior Quarter. Increases were in product development of $42,000, of which $28,000 related to the write off of previous capitalized development expense, rent $10,000, telephone $8,000 and website design of $4,000. These expenses were offset by decreases in payroll and related payroll expense of $14,000 and professional fees of $9,000, and sundry expenses of $7,000 in the Current Quarter as compared to the prior period.

Operating loss: The loss from operations was $474,000 in the Current Quarter as compared to $380,000 in the Prior Quarter.

Other (expense): The Current Quarter reflects an expense of $163,000 as compared to $143,000 in the Prior Quarter. This is primarily due to amortization of discount and deferred debt expense of the convertible debt in regard to the May 1999 and the August 1999, Financings along with debt and lease interest expenses over interest income.

Extraordinary item: The company issued shares of Common Stock in exchange for payment in full of an outstanding accounts payable balance and accrued interest. The gain represents the excess of the debt over the value of the shares of Common Stock at the date of issuance.

Net loss: The net loss in the Current Quarter was $637,000 or $0.15 basic and diluted loss per share on 4,138,222 average shares of common stock outstanding, as compared to the Prior Quarter net loss of $523,000 or $0.14 basic and diluted loss per share on 3,775,886 average shares of common stock outstanding.

Liquidity and Capital Resources

The Company's net cash used in operations for the Current Period was $289,000 as compared to $484,000 provided by operations in the Prior Period. There were no investments in capital projects or content costs by the Company in the Current Period. In August 1999, the Company closed an additional $300,000 of financing with the proceeds used for working capital. As of April 30, 2000 the Company had a working capital deficiency of $3,673,000.

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

The Company has failed to make interest and principal payments due on certain promissory notes and consequently these financings are in default. The Company was unable to and did not make interest payments due on September 30th, 1999, December 31, 1999 and March 31, 2000 on certain promissory notes issued in May 1999 (the "May Note") and August 1999 (the "August Note"). The interest payments (inlcuding penalties for non-payment) due on the May note and the August note were $153,949 and $20,657, respectively. The principal on the May note was due to be repaid in four payments commencing on February 15th 2000 and ending on May 15, 2000. The company failed to make any of the payments and the full principal amount of $1,400,000 plus accrued interest and penalties remains outstanding. The total liability relating to the May 99 financing is $1,553,950. The Company failed to make a principal repayment due on May 31, 2000 of $45,000 relating to the August note. The Company is required to make further principal repayments on the August Note totaling $255,000 on or before August 31, 2000. Under the terms of the August Note the Company is required to pay penalty interest on any amount of principal or interest that is due but unpaid.

Pursuant to the terms of the notes, upon the event of default, the entire indebteness and accrued interest, at the option of the holder, will become immediately due and payable. In addition, the Company has signed a security agreement whereby the noteholders were granted a security interest in all of the Company's assets. To date no action has been taken by the noteholders in regard to the default on the May or August notes.

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

Item 2. Changes in Securities

      On May 5, 2000 the Company issued 625,000 shares of Common Stock and warrants to purchase a further 625,000 shares of the Company's Common Stock at $.40 per share for an aggregate consideration of $250,000. The Company used the proceeds from this financing as working capital for general corporate purposes.

Item 3. Defaults upon Senior Securities

      The Company has failed to make interest and principal payments due on certain promissory notes and consequently these financings are in default. The Company was unable to and did not make interest payments due on September 30th, 1999, December 31, 1999 and March 31, 2000 on certain promissory notes issued in May 1999 (the "May Note") and August 1999 (the "August Note"). The interest payments (inlcuding penalties for non-payment) due on the May note and the August note were $153,949 and $20,657, respectively. The principal on the May note was due to be repaid in four payments commencing on February 15th 2000 and ending on May 15, 2000. The company failed to make any of the payments and the full principal amount of $1,400,000 plus accrued interest and penalties remains outstanding. The total liability relating to the May 99 financing is $1,553,950. The Company failed to make a principal repayment due on May 31, 2000 of $45,000 relating to the August note. The Company is required to make further principal repayments on the August Note totaling $255,000 on or before August 31, 2000. Under the terms of the August Note the Company is required to pay penalty interest on any amount of principal or interest that is due but unpaid.

      Pursuant to the terms of the notes, upon the event of default, the entire indebteness and accrued interest, at the option of the holder, will become immediately due and payable. In addition, the Company has signed a security agreement whereby the noteholders were granted a security interest in all of the Company's assets. To date no action has been taken by the noteholders in regard to the default on the May or August notes.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 27 -- Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Kideo Productions, Inc.


Date: June 19, 2000                     By: /s/ Richard L. Bulman
                                           -------------------------------------
                                           Richard L. Bulman
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)


Date: June 19, 2000                     By: /s/ Richard D. Bulman
                                           -------------------------------------
                                           Richard D. Bulman
                                           Secretary & Chief Financial Officer
                                           (Principal Financial Officer)